Form 10-Q
period 2020-12-31
Marathon Bancorp, Inc. /MD/
filed 2021-03-26
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-251314

MARATHON BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-2191258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Scott Street, Wausau, Wisconsin	54403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 845-7331

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No    ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of March 26, 2021, there were no shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

EXPLANATORY NOTE

Marathon Bancorp, Inc. (the “Company”) is being formed to serve as the mid-tier holding company for Marathon Bank upon the completion of Marathon Bank’s mutual holding company reorganization and offering. As of December 31, 2020, the formation had not been completed. As of December 31, 2020, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Marathon Bank.

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Marathon Bank as of and for the years ended June 30, 2020 and 2019 contained in the Company’s definitive prospectus dated February 11, 2021 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 22, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARATHON BANK

BALANCE SHEETS

	Unaudited
	December 31, 2020	June 30, 2020
Assets
Cash and due from banks	$4,395,907	$3,610,747
Federal funds sold	20,147,000	20,664,000
Cash and cash equivalents	24,542,907	24,274,747
Interest bearing deposits held in other financial institutions	3,297,908	1,944,550
Debt securities available for sale	11,967,664	15,008,087
Debt securities held to maturity, at amortized cost (fair value $1,774,151 and $3,158,960)	1,621,058	2,841,353
Loans, net of allowance of $2,117,711 and $1,699,977, respectively	123,155,497	116,918,893
Interest receivable	455,073	499,740
Foreclosed assets	—	64,080
Investment in restricted stock, at cost	262,200	262,200
Cash surrender value life insurance	5,887,657	5,804,067
Premises and equipment, net	1,900,514	1,968,797
Deferred tax asset	542,954	700,380
Other assets	857,161	363,355
Total assets	$174,490,593	$170,650,249
Liabilities and Equity
Liabilities
Deposits
Non-interest bearing	$12,708,462	$12,382,548
Interest bearing	126,539,805	121,632,371
Federal Home Loan Bank (FHLB) advances	8,000,000	8,000,000
Paycheck protection program lending facility (PPPLF) funding	4,493,138	6,374,898
Other liabilities	1,128,501	1,478,097
Total liabilities	152,869,906	149,867,914
Equity
Retained earnings	21,471,691	20,715,610
Accumulated other comprehensive income	148,996	66,725
Total equity	21,620,687	20,782,335
Total liabilities and equity	$174,490,593	$170,650,249

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF INCOME

Unaudited

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2020	2019	2020	2019
Interest Income
Loans, including fees	$1,491,621	$1,347,494	$2,839,234	$2,698,396
Debt securities	93,092	141,179	207,200	289,926
Other	7,507	34,513	13,481	52,657
Total interest income	1,592,220	1,523,186	3,059,915	3,040,979
Interest Expense
Deposits	267,215	344,883	549,247	705,294
Borrowings and other	12,195	194	24,349	11,715
Total interest expense	279,410	345,077	573,596	717,009
Net Interest Income	1,312,810	1,178,109	2,486,319	2,323,970
Provision for Loan Losses	—	—	—	—
Net Interest Income After Provision for Loan Losses	1,312,810	1,178,109	2,486,319	2,323,970
Non-Interest Income
Service charges on deposit accounts	42,590	47,967	85,868	100,411
Mortgage banking income	403,408	55,570	882,094	156,252
Increase in cash value of life insurance	41,818	41,226	83,590	82,211
Gain (loss) of sale of foreclosed assets	11,284	—	10,840	(1,291)
Other income	7,504	32,376	9,196	42,773
Total non-interest income	506,604	177,139	1,071,588	380,356
Non-Interest Expense
Salaries and employee benefits	813,797	743,886	1,608,457	1,479,613
Occupancy and equipment expenses	162,950	164,283	324,444	332,132
Data processing and office	118,004	98,372	229,315	196,874
Professional fees	75,098	33,600	134,118	75,150
Marketing expenses	21,093	22,318	33,950	36,258
Other expenses	109,415	113,254	248,441	228,445
Total non-interest expenses	1,300,357	1,175,713	2,578,725	2,348,472
Income Before Income Taxes	519,057	179,535	979,182	355,854
Provision for Income Taxes	128,329	27,388	223,101	58,694
Net Income	$390,728	$152,147	$756,081	$297,160

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	December 31,
	2020	2019
Net Income	$390,728	$152,147
Other comprehensive income (loss)
Unrealized gains on available for sale debt securities
Unrealized holding gain (loss) arising during the period	(22,002)	(21,680)
Tax effect	5,994	5,889
Net amount	(16,008)	(15,791)
Amortization of unrealized losses on debt securities
transferred from available for sale to held to maturity (b)	49,498	5,173
Other comprehensive income (loss)	33,490	(10,618)
Comprehensive Income	$424,218	$141,529

(b) The reclassification adjustment is reflected in the Statement of Income as Interest Income - Debt Securities.

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Six Months Ended
	December 31,
	2020	2019
Net Income	$756,081	$297,160
Other comprehensive income (loss)
Unrealized gains on available for sale debt securities
Unrealized holding gain (loss) arising during the period	(8,692)	(42,062)
Tax effect	2,369	8,987
Net amount	(6,323)	(33,075)
Amortization of unrealized losses on debt securities
transferred from available for sale to held to maturity (b)	88,594	9,614
Other comprehensive income (loss)	82,271	(23,461)
Comprehensive Income	$838,352	$273,699

(b) The reclassification adjustment is reflected in the Statement of Income as Interest Income - Debt Securities.

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF CHANGES IN EQUITY

Unaudited

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, June 30, 2020	$20,715,610	$66,725	$20,782,335
Net income	365,353	—	365,353
Other comprehensive income	—	48,781	48,781
Balance, September 30, 2020	21,080,963	115,506	21,196,469
Net income	390,728	—	390,728
Other comprehensive income	—	33,490	33,490
Balance, December 31, 2020	$21,471,691	$148,996	$21,620,687

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, June 30, 2019	$20,297,741	$(157,954)	$20,139,787
Net income	145,013	—	145,013
Other comprehensive loss	—	(12,843)	(12,843)
Balance, September 30, 2019	20,442,754	(170,797)	20,271,957
Net income	152,147	—	152,147
Other comprehensive loss	—	(10,618)	(10,618)
Balance, December 31, 2019	$20,594,901	$(181,415)	$20,413,486

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31,
	2020	2019
Operating Activities
Net income	$756,081	$297,160
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	102,276	87,586
Provision for loan losses	—	—
Net amortization of discounts and premiums on debt securities	74,859	53,149
Net gain on sale of loans	(702,504)	(122,010)
Realized gain on available for sale debt securities	—	—
Net gains and write down on foreclosed assets	(10,840)	1,291
Net change in deferred taxes	159,795	6,277
Earnings on cash value of life insurance	(83,590)	(82,211)
Decrease in interest receivable	44,667	120,720
Originations of loans held for sale	(30,937,040)	(8,109,870)
Proceeds from loans held for sale	31,639,544	8,231,880
Net change in other assets	(493,806)	2,524
Net change in other liabilities	(349,596)	85,580
Net Cash from Operating Activities	199,846	572,076
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(1,353,358)	(4,922,022)
Purchase of debt securities available for sale	—	—
Proceeds from sales, maturities, and repayments of
debt securities available for sale	2,961,284	6,580,858
Net decrease in restricted stock	—	2,700
Proceeds from maturities and calls of debt securties held to maturity	1,304,477	34,053
Net change in loans	(6,236,604)	10,655,339
Proceeds from sale of foreclosed assets	74,920	(1,291)
Purchases of property and equipment	(33,993)	(283,101)
Net Cash from (used in) Investing Activities	(3,283,274)	12,066,536
Financing Activities
Net change in deposits	5,233,348	(4,837,406)
Proceeds from FHLB advances	—	—
Repayments of PPPLF funding	(1,881,760)	—
Net Cash from Financing Activities	3,351,588	(4,837,406)
Net Change in Cash and Cash Equivalents	268,160	7,801,206
Cash and Cash Equivalents, Beginning of Year	24,274,747	2,608,973
Cash and Cash Equivalents, End of Year	24,542,907	10,410,179
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$567,535	$723,584

See accompanying notes to financial statements.

MARATHON BANK

NOTES TO FINANCIAL STATEMENTS

Unaudited

Note 1- Basis of Presentation

Marathon Bank (the Bank) is a Wisconsin-chartered savings bank headquartered in Wausau, Wisconsin. Founded in 1902, we conduct our business from our main office and three branch offices, which are located in Marathon and Ozaukee Counties, Wisconsin. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader and includes select businesses and customers in Southeastern Wisconsin. Our primary deposit products are demand deposits, savings, and certificates of deposits; and our primary lending products are commercial real estate, commercial and industrial (including Paycheck Protection loans), construction, one-to-four-family residential, multifamily real estate and consumer loans.

In December 2019, a coronavirus (COVID-19) was reported in China and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. In order to protect the health of employees and customers, the Bank has temporarily limited lobby hours and transitioned as many employees to remote work as possible. Nonetheless, the Bank has not incurred any significant disruptions to its business activities.

On December 9, 2020, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company (the “Reorganization”). The Reorganization is subject to the approval of the Board of Governors of the Federal Reserve System, the Wisconsin Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) and was approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. Pursuant to the Reorganization, the Bank will reorganize into the mutual holding company form of ownership. The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company, Marathon Bancorp, Inc. Pursuant to the Reorganization, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock is priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”), which is permitted to subscribe for up to 3.92% of the common stock to be outstanding following the completion of the Reorganization and the stock offering. Marathon Bancorp, Inc. is organized as a Maryland corporation and will offer 45% of its common stock to be outstanding to the Bank’s eligible members, the ESOP and certain other persons. Marathon MHC will be organized as a Wisconsin mutual holding company and will own 55% of the common stock of Marathon Bancorp, Inc. to be outstanding upon completion of the Reorganization and stock offering.

The costs of the Reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the Reorganization is unsuccessful, all deferred costs will be charged to operations. As of December 31, 2020, $324,000 of Reorganization costs had been incurred.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Additionally, effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other than temporary impairment of debt securities and fair value of financial assets and liabilities.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2020 are not necessarily indicative of the results for the year ending June 30, 2021. For further information, refer to the financial statements and notes thereto for the years ended June 30, 2020 and 2019 contained in the Company’s definitive prospectus dated February 11, 2021 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 22, 2021.

Recent Accounting Pronouncements

This section provides a summary description of recent ASUs issued by the FASB to the ASC that had or that management expects may have an impact on the financial statements issued upon adoption. The Bank is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

Other Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Bank adopted this pronouncement beginning July 1, 2020. This ASU did not have a material impact on the Bank’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019. The Bank adopted this pronouncement on July 1, 2020. This ASU had a minor impact to and simplified the Bank’s fair value disclosures with no additional impact to the financial statements.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Bank’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Bank will adopt this pronouncement beginning July 1, 2021. The Bank’s leases are operating leases and ASU 2016-02 will require the Bank to include them in its balance sheet. The Bank’s operating leases are predominately related to real estate. Management is currently evaluating other impacts this guidance will have on the results of operations, financial presentation, and cash flows of the Bank.

In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Bank plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” Topic 326 was subsequently amended by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses; ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; and ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” This ASU replaces the current incurred loss impairment methodology with a methodology that reflected expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Bank’s extended transition period election, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Bank will adopt this pronouncement beginning July 1, 2023. Management is currently evaluating the potential impact on its results of operations, financial position, and cash flows; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in the Bank’s accounting for credit losses on financial instruments.

Note 2- Debt Securities

Debt securities have been classified in the balance sheet according to management’s intent. The carrying value of securities as of December 31, 2020 and June 30, 2020, consists of the following:

	Unaudited
	December 31, 2020	June 30, 2020
Available for sale debt securities, at fair value	$11,967,664	$15,008,087
Held to maturity debt securities, at amortized cost	1,621,058	2,841,353
	$13,588,722	$17,849,440

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
Unaudited	Cost	Gains	Losses	Fair Value
December 31, 2020
Available for sale debt securities
States and municipalities	$2,560,520	$72,504	$(6,356)	$2,626,668
Mortgage-backed	5,873,194	201,485	(16,816)	6,057,863
Corporate bonds	3,181,603	101,530	—	3,283,133
	$11,615,317	$375,519	$(23,172)	$11,967,664
Held to maturity debt securities
Mortgage-backed	$1,621,058	$153,093	$—	$1,774,151

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2020
Available for sale debt securities
States and municipalities	$2,986,117	$82,375	$(8,796)	$3,059,696
Mortgage-backed	8,449,561	238,583	(13,415)	8,674,729
Corporate bonds	3,211,370	62,292	—	3,273,662
	$14,647,048	$383,250	$(22,211)	$15,008,087
Held to maturity debt securities
Mortgage-backed	$2,841,353	$317,607	$—	$3,158,960

Securities with a carrying value of approximately $1,377,000 and $1,689,000 as of December 31, 2020 and June 30, 2020, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2020, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
Unaudited	Cost	Value	Cost	Value
December 31, 2020
Due in one year or less	$526,154	$540,952	$—	$—
Due from one to five years	4,406,771	4,535,877	—	—
Due from five to ten years	809,198	832,972	—	—
	5,742,123	5,909,801	—	—
Mortgage-backed securities	5,873,194	6,057,863	1,621,058	1,774,151
	$11,615,317	$11,967,664	$1,621,058	$1,774,151

There were no sales of available for sale debt securities during the three and six month periods ended December 31, 2020 and 2019.

The following table shows the gross unrealized losses and fair value of the Bank’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and June 30, 2020:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
Unaudited	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2020
Available for sale debt securities
States and municipalities	$—	$—	$(6,356)	$88,644	$(6,356)	$88,644
Mortgage-backed	(7,713)	253,562	(9,103)	259,077	(16,816)	512,639
Corporate bonds	—	—	—	—	—	—
	$(7,713)	$253,562	$(15,459)	$347,721	$(23,172)	$601,283
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2020
Available for sale debt securities
States and municipalities	$—	$—	$(8,796)	$86,204	$(8,796)	$86,204
Mortgage-backed	(1,582)	131,420	(11,833)	606,402	(13,415)	737,822
Corporate bonds	—	—	—	—	—	—
	$(1,582)	$131,420	$(20,629)	$692,606	$(22,211)	$824,026
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were two securities in an unrealized loss position in the less than 12 months category and eight securities in the 12 months or more category at December 31, 2020. There were six securities in an unrealized loss position in the less than 12 months category and seven securities in the 12 months or more category at June 30, 2020. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Bank does not consider the securities to be other-than-temporarily impaired.

Note 3- Loans

A summary of loans by major category follows:

	Unaudited
	December 31, 2020	June 30, 2020
Commercial real estate	$47,554,811	$40,776,090
Commercial and industrial (1)	11,017,967	13,039,260
Construction	10,080,584	11,103,198
One-to-four-family residential	43,274,261	41,721,746
Multi-family real estate	11,521,691	9,578,554
Consumer	1,986,429	2,654,509
Total loans	125,435,743	118,873,357
Deferred loan fees	(162,535)	(254,487)
Allowance for loan losses	(2,117,711)	(1,699,977)
Loans, net	$123,155,497	$116,918,893

(1)	Paycheck protection loans represent $4,534,982 and $6,374,898 of the commercial and industrial loans as of December 31, 2020 and June 30, 2020.

The Bank maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Bank has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $27,490,480 and $31,283,165 as of December 31, 2020 and June 30, 2020, respectively. There was also FHLB stock of $262,200 pledged as of December 31, 2020 and June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the

COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program call the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Bank receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%. As of December 31, 2020, we had originated 137 PPP loans totaling $6.5 million. As of December 31, 2020, $1.9 million of these PPP loans have been forgiven. As of December 31, 2020, we had 80 PPP loans totaling $4,534,982, net of remaining deferred fees of $162,535 outstanding.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and included new funding for the PPP. The Bank has originated $11.5 million in new PPP loans under this new program through the date of this filing.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2020 and 2019, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2020 and June 30, 2020:

	Commercial	Commercial		One-to-Four	MultiFamily
Unaudited	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
December 31, 2020
Allowance for credit losses
Balance at beginning of year	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—	—		—		—		—
Recoveries	—	—	73,128	—		1,652		74,780
Provisions	386,382	(907,851)	10,610	283,716	52,515	9,226	165,402	—
Balance at September 30, 2020	661,379	113,232	127,596	623,165	62,572	12,881	173,932	1,774,757
Charge-offs	—	—				—	—	—
Recoveries	—	341,388	—	—		1,566	—	342,954
Provisions	280,505	(344,174)	2,444	(47,961)	23,163	(3,893)	89,916	—
Balance at December 31, 2020	$941,884	$110,446	$130,040	$575,204	$85,735	$10,554	$263,848	$2,117,711
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	941,884	110,446	130,040	575,204	85,735	10,554	263,848	2,117,711
Balance at end of period	$941,884	$110,446	$130,040	$575,204	$85,735	$10,554	$263,848	$2,117,711
Loans
Individually evaluated for impairment	$230,331	$—	$—	$470,318	$90,328	$—	$—	$790,977
Collectively evaluated for impairment	47,324,480	11,017,967	10,080,584	42,803,943	11,431,363	1,986,429	—	124,644,766
Balance at end of period	$47,554,811	$11,017,967	$10,080,584	$43,274,261	$11,521,691	$1,986,429	$—	$125,435,743

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2020
Individually evaluated forimpairment	$—	$274,997	$—	$82,785	$—	$—	$—	$1,055,383
Collectively evaluated forimpairment	274,997	48,485	43,858	256,664	10,057	2,003	8,530	644,594
Balance at end of period	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Loans
Individually evaluated forimpairment	$688,616	$2,249,492	$—	$2,237,419	$—	$—	$—	$5,175,527
Collectively evaluated forimpairment	40,087,474	10,789,768	11,103,198	39,484,327	9,578,554	2,654,509		113,697,830
Balance at end of period	$40,776,090	$13,039,260	$11,103,198	$41,721,746	$9,578,554	$2,654,509	$—	$118,873,357

Unaudited	Commercial	Commercial		One-to-Four	MultiFamily
December 31, 2019	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$249,631	$899,618	$1,643	$333,660		$13,255	$131,153	$1,628,960
Charge-offs				(43,728)				(43,728)
Recoveries						4,299		4,299
Provisions	(8,121)	(93,422)	940	91,231		(11,781)	21,153	—

Balance at September 30, 2019	241,510	806,196	2,583	381,163	—	5,773	152,306	1,589,531
Charge-offs	—	—		—		—		—
Recoveries	—	—	—	—		1,981		1,981
Provisions	(22,168)	44,886	527	(26,928)	—	(2,172)	5,855	—
Balance at December 31, 2019	$219,342	$851,082	$3,110	$354,235	$—	$5,582	$158,161	$1,591,512

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, collateral adequacy, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial and industrial and commercial real estate loans. This analysis is performed on an ongoing basis as new information is obtained. The Bank uses the following definitions for risk ratings:

Pass – Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the paying capacity, the current net worth, and the value of the loan collateral of the obligor.

Special Mention/Watch – Loans classified as watch possess potential weaknesses that require management attention but do not yet warrant adverse classification. While the status of a loan put on this list may not technically trigger their classification as substandard or doubtful, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Bank.

Substandard – Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard loans must have a well-defined weakness or weaknesses that jeopardize the repayment of the debt as originally contracted. They are characterized by the distinct possibility that the Bank will sustain a loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have the weaknesses of those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in this category are allocated a specific reserve based on the estimated discounted cash flows from the loan (or collateral value less cost to sell for collateral dependent loans) or are charged-off if deemed uncollectible.

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2020 and June 30, 2020, is as follows:

		Special Mention/
Unaudited	Pass	Watch	Substandard	Doubtful
December 31, 2020
Commercial real estate	$47,324,480	$230,331	$—	$—
Commercial and industrial	6,207,290	4,810,677	—	—
Construction	10,080,584	—	—	—
	$63,612,354	$5,041,008	$—	$—

		Special Mention/
	Pass	Watch	Substandard	Doubtful
June 30, 2020
Commercial real estate	$38,795,967	$1,743,733	$236,390	$—
Commercial and industrial	10,789,768	—	2,249,492	—
Construction	11,103,198	—	—	—
	$60,688,933	$1,743,733	$2,485,882	$—

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of December 31, 2020 and June 30, 2020:

Unaudited	Performing	Nonperforming
December 31, 2020
One-to-four-family residential	$43,196,301	$77,960
Multi-family real estate	11,521,691	—
Consumer	1,986,429	—
	$56,704,421	$77,960

	Performing	Nonperforming
June 30, 2020
One-to-four-family residential	$41,466,679	$255,067
Multi-family real estate	9,578,554	—
Consumer	2,654,509	—
	$53,699,742	$255,067

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of December 31, 2020 and June 30, 2020:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
Unaudited	Past Due	Past Due	Past Due	Balance
December 31, 2020
Commercial real estate	$674,480	$27,227	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	932,256	106,531	—	77,960
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$1,606,736	$133,758	$—	$77,960

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2020
Commercial real estate	$—	$30,972	$—	$—
Commercial and industrial	—	2,249,492	—	—
Construction	—	—	—	—
One-to-four-family residential	—	71,899	—	255,067
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,352,363	$—	$255,067

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of December 31, 2020 and June 30, 2020:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Unaudited	Investment	Balance (1)	Allowance	Investment	Recognized
December 31, 2020
With no related allowance
recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	230,331	248,399	—	231,885	3,601
One-to-four-family residential	470,218	600,225	—	479,469	9,480
Multi-family real estate	90,428	90,428	—	90,801	1,146
Consumer	—	—	—	—	—

	$790,977	$939,052	$—	$802,155	$14,227

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2020
With no related allowance
recorded
Commercial	$—	$—	$—	$—	$—
Commercial real estate	688,616	706,683	—	703,019	35,924
Residential	1,910,288	1,949,867	—	1,953,293	92,195
Consumer	—	—	—	—	—
	$2,598,904	$2,656,550	$—	$2,656,312	$128,119

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial	$2,249,492	$2,264,806	$972,598	$2,355,363	$123,657
Commercial real estate	—	—	—	—	—
Residential	327,131	327,131	82,785	333,526	15,742
Consumer	—	—	—	—	—
	$2,576,623	$2,591,937	$1,055,383	$2,688,889	$139,399

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

Impaired loans include loans modified in troubled debt restructuring (TDR) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

There were no loans modified in TDR during the three and six months ended December 31, 2020 and 2019. The Bank has made no commitments to lend additional funds on restructured loans.

To work with customers impacted by COVID-19, the Bank is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. The Bank made this policy election. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Bank has received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of December 31, 2020, we had granted short-term payment deferrals on 52 loans, totaling approximately $19.0 million in aggregate principal amount. As of December 31, 2020, 49 of these loans, totaling $18.6 million, have returned to normal payment status.

Details with respect to loan modification requests are as follows:

	Unaudited
	December 31, 2020		June 30, 2020
	Number of Loans	Amount	Number of Loans	Amount
Loan Classification
Commercial real estate	—	$—	33	$17,598,305
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	3	343,051	14	1,589,064
Multi-family real estate	—	—	3	41,568
Consumer	—	—	—	—
Total	3	$343,051	50	$19,228,937

Note 4 - Deposits

Major classifications of deposits are as follows as December 31, 2020 and June 30, 2020.

	Unaudited
	At December 31, 2020		At June 30, 2020
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$12,708,462	9.13%	$12,382,548	9.24%
Demand, NOW, money market accounts	39,390,536	28.29%	34,888,291	26.03%
Savings accounts	41,426,496	29.75%	39,276,979	29.31%
Certificates of deposit	45,722,773	32.84%	47,467,101	35.42%
Total	$139,248,267	100.00%	$134,014,919	100.00%

Note 5- Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended December 31, 2020 and 2019, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Six Months Ended December 31, 2020
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive gain before reclassifications (net of tax)	9,685	—	9,685
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	39,096	39,096
Balance, September 30, 2020	272,373	(156,867)	115,506
Other comprehensive loss before reclassifications (net of tax)	(16,008)	—	(16,008)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	49,498	49,498
Balance, December 31, 2020	$256,365	$(107,369)	$148,996

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Six Months Ended December 31, 2019
Balance, beginning of period	$66,362	$(224,316)	$(157,954)
Other comprehensive loss before reclassifications (net of tax)	(17,284)	—	(17,284)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	4,441	4,441
Balance, September 30, 2019	49,078	(219,875)	(170,797)
Other comprehensive loss before reclassifications (net of tax)	(15,791)	—	(15,791)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	5,173	5,173
Balance, December 31, 2019	$33,287	$(214,702)	$(181,415)

Note 6- Minimum Regulatory Capital Requirements

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy.

The risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%); and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

The CARES Act allows banking organizations to apply a zero percent risk weight to PPP covered loans for risk-based capital requirement purposes. In addition, because of the non-recourse nature of the Federal Reserve’s extension of credit to the banking organization, the banking organization is not exposed to credit or market risk from the pledged PPP covered loans. Therefore, pledged PPP covered loans are excluded from a banking organization’s regulatory capital calculation.

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank did not opt into the CBRL framework.

As of December 31, 2020 and June 30, 2020, management believes the Bank has met all capital adequacy requirements to which they are subject. As of December 31, 2020 and June 30, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

					Minimum To Be Well		Minimum
					Capitalized Under		Capital Adequacy
			Minimum Capital		Prompt Corrective		with
	Actual		Requirements		Action Provisions		Capital Buffer
Unaudited	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common Equity Tier I ratio	$21,017	11.86%	$7,976	>4.5%	$11,521	>6.5%	$12,407	>7.0%
Tier I Capital to Risk Weighted Assets	21,017	11.86%	10,635	>6.0%	14,180	>8.0%	15,066	>8.5%
Total Risk Based Capital to Risk Weighted Assets	23,135	13.05%	14,180	>8.0%	17,725	>10.0%	18,611	>10.5%
Tier I Capital to Average Assets	21,017	12.60%	6,672	>4.0%	8,340	>5.0%	8,340	>5.0%

					Minimum To Be Well		Minimum
					Capitalized Under		Capital Adequacy
			Minimum Capital		Prompt Corrective		with
	Actual		Requirements		Action Provisions		Capital Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common Equity Tier I ratio	$20,015	13.58%	$6,632	>4.5%	$9,580	>6.5%	$10,314	>7.0%
Tier I Capital to Risk Weighted Assets	20,015	13.58%	8,843	>6.0%	11,791	>8.0%	12,524	>8.5%
Total Risk Based Capital to Risk Weighted Assets	21,715	14.74%	11,786	>8.0%	14,732	>10.0%	15,471	>10.5%
Tier I Capital to Average Assets	20,015	13.12%	6,102	>4.0%	7,628	>5.0%	7,628	>5.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At December 31, 2020, the Bank’s net worth was $21,620,687 and general loan loss reserve was $2,117,711, totaling 13.60% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2020, the Bank’s net worth was $20,782,335 and general loan loss reserve was $644,594, totaling 12.56% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 7- Commitments and Contingencies

The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

As of December 31, 2020 and June 30, 2020, the following financial instruments were outstanding where contract amounts represent credit risk:

	Unaudited
	December 31, 2020	June 30, 2020
Commitments to grant loans	$8,357,000	$8,181,000
Unused commitments under lines of credit	7,053,000	5,780,000
MPF credit enhancements	552,760	333,932

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon.

Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Mortgage Partnership Finance (MPF) credit enhancements allow the Bank to share the credit risk associated with home mortgage finance with Federal Home Loan Bank (FHLB). MPF provides the Bank the ability to originate, sell, and service fixed-rate, residential mortgage loans, and receive a Credit Enhancement Fee based on the performance of the loans. FHLB manages the liquidity, interest rate, and prepayment risks of the loans while the Bank manages the credit risk of the loans. The Bank will incur an obligation on a foreclosure loss only after a foreclosure loss exceeds the borrower’s equity, any private mortgage insurance, and the funded first loss account. Based on the delinquency results for states where properties are located and the Bank’s historical loss experience, the estimated foreclosure losses are immaterial.

The Bank, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion, the financial condition and results of operations of the Bank would not be materially affected by the outcome of such legal proceedings.

Note 8- Fair Value of Assets and Liabilities

The Bank uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value accounting guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with this guidance, the Bank groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Unaudited	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
States and municipalities	$2,626,668	$—	$2,626,668	$—
Mortgage-backed	6,057,863	—	6,057,863	—
Corporate bonds	3,283,133	—	3,283,133	—
Total assets	$11,967,664	$—	$11,967,664	$—

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
States and municipalities	$3,059,696	$—	$3,059,696	$—
Mortgage-backed	8,674,729	—	8,674,729	—
Corporate bonds	3,273,662	—	3,273,662	—
Total assets	$15,008,087	$—	$15,008,087	$—

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

Under certain circumstances the Bank may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Bank only had Level 3 financial assets measured at fair value on a nonrecurring basis, which is summarized below:

	Unaudited
	December 31,	June 30,	Valuation	Unobservable	Range
	2020	2020	Technique	Input	(Weighted Avg.)
Impaired loans	$—	$1,536,554	Collateral valuation	Discount from market value	0% - 57%

Foreclosed assets	$—	$64,080	Collateral valuation	Discount from market value	0% - 65%

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	December 31, 2020 unaudited		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$24,542,907	$24,542,907	$24,274,747	$24,724,747
Interest bearing deposits in other financial institutions	3,297,908	3,297,908	1,944,500	1,944,500
Available for sale debt securities	11,967,664	11,967,664	15,008,087	15,008,087
Held to maturity debt securities	1,621,058	1,774,151	2,841,353	3,158,960
Loans, net	123,155,497	124,449,000	116,918,893	118,424,000
Investment in restricted stock	262,200	262,200	262,200	262,200
Accured interest receivable	455,073	455,073	499,740	499,740
Financial Liabilities
Deposits	$139,248,267	$139,407,000	$134,014,919	$134,996,000
Borrowings	8,000,000	8,000,000	8,000,000	8,000,000
Payroll protection program lending facility	4,493,138	4,493,138	6,374,898	6,374,898
Accrued interest payable	10,232	10,232	4,561	4,561

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring and non-recurring basis have been previously disclosed. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

Cash and due from banks – Due to their short -term nature, the carrying amount of cash and due from banks approximates fair value and is categorized in level 1 of the fair value hierarchy.

Interest bearing deposits in other financial institutions- Due to their short -term nature, the carrying amount of interest- bearing deposits in other financial institutions approximates fair value and is categorized in level 1 of the fair value hierarchy.

Available for sale securities – The fair value is estimated using quoted market prices or by using pricing models and is categorized in level 2 of the fair value hierarchy.

Held to maturity debt securities-The fair value is estimated using quoted market prices or by pricing models and is categorized as level 2 of the fair value hierarchy.

Loans– The fair value of variable rate loans that reprice frequently are based on carrying values. The fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in level 3 of the fair value hierarchy.

Loans held for sale – Fair value is based on commitments on hand from investors or prevailing market prices and is categorized in level 2 of the fair value hierarchy. Loans held for sale are included in loans, net above.

Investments in restricted stock – No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB and management believes the carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Paycheck Protection Program Lending Facility-Due to their short-term nature, the carrying amount approximates fair value and is categorized as level 3 of the fair value hierarchy.

Accrued interest receivable – Due to their short -term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

Deposits – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits. Deposits are categorized in level 2 of the fair value hierarchy.

Federal Home Loan Bank borrowings – The carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Accrued interest payable – Due to their short term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

The estimated fair value of fee income on letters of credit at June 30, 2020 and 2019 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2020 and 2019.

Note 9- Revenue Recognition

In accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments, the Bank’s services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Bank satisfies its obligation to the customer. All of the Bank’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income which includes service charges on deposit accounts and the sale of foreclosed assets.

A description of the Bank’s revenue streams accounted for under Topic 606 follows:

Service Charges on Deposit Accounts: Service charges on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers. Charges include, but are not limited to, overdraft fees, non-sufficient fund fees, dormant fees, and monthly service charges. Such fees are recognized concurrent with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date.

Gains (Losses) on Sales of Foreclosed Assets: The Bank records a gain or loss from a sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If the Bank finances the sale of foreclosed asset to the buyer, the Bank assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized, and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Bank adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bank provided in this Form 10-Q and in the Company’s definitive prospectus dated February 11, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 22, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements, which are included pursuant to the “safeharbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management’s beliefs and expectations based on information currently available. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

●	our ability to manage market risk, credit risk and operational risk in the current economic environment;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;

●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through charges to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized.

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts and net gains in the cash surrender value of bank owned life insurance. Other sources of non-interest income include net gain or losses on sales and calls of securities, net gain or loss on disposal of foreclosed assets and other income.

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing and office, professional fees, marketing expenses and other general and administrative expenses, including premium payments we make to the FDIC for insurance of our deposits.

Provision for Income Taxes. Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

In 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses established as losses is estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At December 31, 2020, due to the increase in cases of infection in our operating area and the anticipated increase in its impact on the local economy, we increased our qualitative risk factors relating to local and national economic conditions for all loan portfolio segments based on the risk we deemed present based on industry conditions and concentrations within the loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

As an integral part of their examination process, various regulatory agencies review the allowance for loan losses as well. Such agencies may require that changes in the allowance for loan losses be recognized when such regulatory credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Provision for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We recognize the tax effects from an uncertain tax position in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. We recognize interest and penalties accrued or released related to uncertain tax positions in current income tax expense or benefit.

Debt Securities. Available-for-sale and held-to-maturity debt securities are reviewed by management on a quarterly basis, and more frequently when economic or market conditions warrant, for possible other-than-temporary impairment. In determining other-than-temporary impairment, management considers many factors, including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospectus of the issuer, whether the market decline was affected by macroeconomic conditions and whether the bank has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of income. The assessment of whether other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine other-than-temporary impairment for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. Other-than-temporary impairment is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Total Assets. Total assets increased $3.8 million, or 2.2%, to $174.5 million at December 31, 2020 from $170.7 million at June 30, 2020. The increase was primarily due to increases of $6.2 million, or 5.3%, in loans, net of allowance for loan losses and $1.6 million, or 6.2%, in cash and cash equivalents, offset in part by a $3.0 million, or 20.3% decrease, in debt securities available for sale and $1.2 million, or 42.9% decrease, in debt securities held to maturity.

Cash and Cash Equivalents. Total cash and cash equivalents (which includes interest-earning deposits in other financial institutions) increased $1.6 million, or 6.2%, to $27.8 million at December 31, 2020 from $26.2 million at June 30, 2020, as securities matured and deposits increased, partially offset by the use of cash to fund loan originations.

Debt Securities Available for Sale. Total debt securities available for sale decreased $3.0 million, or 20.3%, to $12.0 million at December 31, 2020 from $15.0 million at June 30, 2020. The decrease was primarily due to decreases of $2.6 million in mortgage-backed securities and $433,000 in state and municipal obligations as a result of paydowns and maturities, offset by a modest increase of $9,000 in corporate bonds.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $1.2 million, or 42.9%, to $1.6 million at December 31, 2020 from $2.8 million at June 30, 2020. The decrease was primarily due to a decrease of $1.2 million in mortgage-backed securities as a result of maturities.

Net Loans. Net loans increased $6.2 million, or 5.3%, to $123.2 million at December 31, 2020 from $116.9 million at June 30, 2020. The increase was due to a $6.8 million, or 16.8%, increase in commercial real estate loans to $47.6 million at December 31, 2020 from $40.8 million at June 30, 2020, an increase in multifamily loans of $1.9 million, or 20.3%, to $11.5 million at December 31, 2020 from $9.6 million at June 30, 2020, and an increase in one- to four-family residential loans of $1.6 million, or 3.8%, to $43.3 million at December 31, 2020 from $41.7 million at June 30, 2020. These increases were partially offset by a decrease in commercial and industrial loans of $2.0 million, or 15.5%, to $11.0 million at December 31, 2020 from $13.0 million at June 30, 2020 and a decrease in construction loans of $1.0 million, or 9.2%, to $10.1 million at December 31, 2020 from $11.1 million at June 30, 2020. The increase in commercial real estate and multifamily loans was primarily due to our strategy to enhance our commercial real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans. The decrease in commercial and industrial loans was primarily the result of the repayment by the SBA of $1.9 million in forgiven PPP loans. Construction loans decreased due to paydowns in the portfolio.

Deposits. Total deposits increased $5.2 million, or 3.9%, to $139.2 million at December 31, 2020 from $134.0 million at June 30, 2020. The increase in deposits reflected an increase in demand, NOW and money market accounts of $4.8 million, or 10.2%, to $52.1 million at December 31, 2020 from $47.3 million at June 30, 2020 and an increase in savings accounts of $2.1 million, or 5.5%, to $41.4 million at December 31, 2020 from $39.3 million at June 30, 2020. These increases were offset by a decrease in certificates of deposit of $1.8 million, or 3.7%, to $45.7 million at December 31, 2020 from $47.5 million at June 30, 2020. The increase in demand, NOW and money market accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic. The decrease in certificates of deposit was primarily due to our strategic initiative to reduce our higher cost certificates of deposit.

Borrowings. There were no changes to our Federal Home Loan Bank advances, as we had $8.0 million in advances at December 31, 2020 and at June 30, 2020. Our borrowings from the Federal Reserve PPP Liquidity Facility to fund our PPP loans decreased by $1.9 million, or 29.5%, to $4.5 million at December 31, 2020 from $6.4 million at June 30, 2020. This decrease occurred due to the repayment and forgiveness by the SBA of PPP loans totaling $1.9 million.

Equity. Total equity increased by $839,000, or 4.0%, to $21.6 million at December 31, 2020 from $20.8 million at June 30, 2020. The increase was due to net income of $756,000 and accumulated other comprehensive income of $83,000 for the six months ended December 31, 2020.

Average Balance Sheets

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale.

Marathon Bank

Average Balances and Yields

	For the Three Months Ended December 31,
	2020				2019
	Average			Average	Average		Average
	Outstanding			Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$113,168		$1,409	5.05%	$106,167	$1,349	5.14%
PPP loans	4,952		82	6.75%	—	—	—%
Debt securities	14,790		93	2.53%	21,471	141	2.63%
Cash and cash equivalents	28,933		5	0.07%	9,567	32	1.33%
Other	262		3	4.63%	262	1	1.52%
Total interest-earning assets	162,105		1,592	3.96%	137,467	1,523	4.47%
Noninterest-earning assets	11,162				10,601
Total assets	$173,267	$			148,068
Interest-bearing liabilities:
Demand deposits/NOW and Money Market	$37,631		32	0.34%	$28,597	35	0.49%
Savings deposits	40,405		15	0.15%	35,601	22	0.25%
Certificates of deposit	45,640		219	1.92%	53,591	288	2.15%
Total interest-bearing deposits	123,676		266	0.86%	117,789	345	1.17%
FHLB advances and other borrowings	8,000		7	0.35%	—	—	—%
PPP Liquidity Facility borrowings	5,484		6	0.44%	—	—	—%
Total interest-bearing liabilities	137,160		279	0.81%	117,789	345	1.17%
Non-interest bearing demand deposits	12,447				8,081
Other non-interest bearing liabilities	2,149				1,888
Total Liabilities	151,756				127,758
Total Equity	21,511				20,310
Total liabilities and equity	$173,267				$148,068
Net interest income			$1,313			$1,178
Net interest rate spread (2)	3.15%				3.30%
Net interest-earning assets (3)	$24,945	$			19,678
Net interest margin (4)	3.26%				3.44%
Average interest-earning assets to interest-bearing liabilities	118.19%				116.71%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Marathon Bank

Average Balances and Yields

	For the Six Months Ended December 31,
	2020				2019
	Average			Average	Average		Average
	Outstanding			Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$111,901		$2,716	4.89%	$109,803	$2,698	4.93%
PPP loans	5,899		124	4.22%	—	—	—%
Debt securities	15,993		207	2.59%	22,401	290	2.58%
Cash and cash equivalents	26,687		7	0.05%	6,761	51	1.50%
Other	262		6	4.61%	263	2	1.51%
Total interest-earning assets	160,742		3,060	3.82%	139,228	3,041	4.38%
Noninterest-earning assets	11,701				11,061
Total assets	$172,443				$150,289
Interest-bearing liabilities:
Demand deposits/NOW and Money Market	$36,635		66	0.36%	$28,432	76	0.53%
Savings deposits	40,107		30	0.15%	36,151	43	0.24%
Certificates of deposit	46,088		453	1.96%	54,857	586	2.13%
Total interest-bearing deposits	122,830		549	0.89%	119,440	705	1.17%
FHLB advances and other borrowings	8,000		13	0.32%	925	12	2.59%
PPP Liquidity Facility borrowings	5,945		11	0.37%	—	—	—%
Total interest-bearing liabilities	136,775		573	0.84%	120,365	717	1.19%
Non-interest bearing demand deposits	12,271				7,837
Other non-interest bearing liabilities	2,016				1,740
Total Liabilities	151,062				129,942
Total Equity	21,381				20,347
Total liabilities and equity	$172,443				$150,289
Net interest income			$2,487			$2,324
Net interest rate spread (2)	2.99%				3.19%
Net interest-earning assets (3)	$23,967	$			18,863
Net interest margin (4)	3.10%				3.34%
Average interest-earning assets to interest-bearing liabilities	117.52%				115.67%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Six Months Ended December 31, 2020			Three Months Ended December 31, 2020
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets: Loans (excluding PPP loans)	$29	$(11)	$18	$94	$(34)	60
PPP loans	—	124	124	—	82	82
Debt securities	(42)	(42)	(84)	(44)	(4)	(48)
Cash and cash equivalents	75	(119)	(44)	65	(92)	(27)
Other	—	5	5	—	2	2
Total interest-earning assets	62	(43)	19	115	(46)	69
Interest-bearing liabilities: Demand deposits/NOW and Money Market	11	(21)	(10)	11	(14)	(3)
Savings deposits	2	(15)	(13)	3	(10)	(7)
Certificates of deposit	(47)	(86)	(133)	(43)	(26)	(69)
Total interest-bearing deposits	(34)	(122)	(156)	(29)	(50)	(79)
FHLB advances and other borrowings	46	(45)	1	—	7	7
PPP Liquidity Facility borrowings	—	11	11	—	6	6
Total interest-bearing liabilities	12	(156)	(144)	(29)	(37)	(66)
Change in net interest income	$50	$113	$163	$144	$(9)	$135

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

General. Net income was $391,000 for the three months ended December 31, 2020, an increase of $239,000, or 157.2%, from net income of $152,000 for the three months ended December 31, 2019. The increase in net income for the three months ended December 31, 2020 was primarily attributed to a $329,000 increase in non-interest income and a $135,000 increase in net interest income, partially offset by a $124,000 increase in non-interest expenses and a $101,000 increase in provision for income taxes.

Interest Income. Interest income increased by $69,000, or 4.5%, to $1.6 million for the three months ended December 31, 2020 compared to $1.5 million for the three months ended December 31, 2019 due to an increase in loan interest income, partially offset by decreases in debt securities interest income and cash and cash equivalents interest income.

Loan interest income increased by $142,000, or 10.5%, to $1.5 million for the three months ended December 31, 2020 from $1.3 million for the three months ended December 31, 2019, due to an increase in the average balance of the loan portfolio, partially offset by a decrease in the average yield on loans. The average balance of the loan portfolio increased by $12.0 million, or 11.3%, from $106.2 million for the three months ended December 31, 2019 to $118.1 million for the three months ended December 31, 2020. The increase in the average balance of loans was primarily due to our continued efforts to increase commercial real estate loans and Marathon Bank’s participation in the PPP loan program. The average yield on the loan portfolio decreased slightly by two basis points from 5.14% for the three months ended December 31, 2019 to 5.12% for the three months ended December 31, 2020. The slight decrease in the average yield on loans was primarily due to a decrease in market interest rates since December 31, 2019, nearly offset by the average yield on Marathon Bank’s PPP loans for the three months ended December 31, 2020.

Debt securities interest income decreased $48,000, or 34.0%, to $93,000 for the three months ended December 31, 2020 from $141,000 for the three months ended December 31, 2019 due to decreases of $6.7 million in the average balance of the debt securities portfolio and 10 basis points in the average yield on the debt securities portfolio from 2.63% for the three months ended December 31, 2019 to 2.53% for the three months ended December 31, 2020. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns and redemptions of municipal bonds. The decrease in the average yield of debt securities was due to the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Cash and cash equivalents interest income decreased by $27,000, or 84.4%, to $5,000 for the three months ended December 31, 2020 as compared to $32,000 for the three months ended December 31, 2019. The decrease in interest income on cash and cash equivalents was due to a 126 basis points decrease in average yield to 0.07% for the three months ended December 31, 2020 from 1.33% for the three months ended December 31, 2019, reflecting lower market interest rates, including a significant drop in market interest rates during the second and third calendar quarters of 2020, partially offset by an increase in the average balance of cash and cash equivalents of $19.3 million, or 202.4%, to $28.9 million for the three months ended December 31, 2020 from $9.6 million for the three months ended December 31, 2019. The increase in the average balance of cash and cash equivalents was primarily due to an increase in fed funds that was only partially used to fund loan originations.

Interest Expense. Interest expense decreased $66,000, or 19.1%, to $279,000 for the three months ended December 31, 2020 from $345,000 for the three months ended December 31, 2019, due to a decrease of $79,000 in interest paid on deposits, offset by an increase of $13,000 in interest paid on borrowings.

Interest expense on deposits decreased $79,000, or 22.9%, to $266,000 for the three months ended December 31, 2020 from $345,000 for the three months ended December 31, 2019 due to decreases in interest expense on certificates of deposit and interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $69,000, or 24.0%, to $219,000 for the three months ended December 31, 2020 from $288,000 for the three months ended December 31, 2019 due to decreases in the average balance of certificates of deposit and the average rate paid on certificates of deposit. The average balance of certificates of deposit decreased by $8.0 million for the three months ended December 31, 2020 compared to the prior year period due to our strategic initiative to reduce our higher cost certificates of deposit. In addition, the average rate paid on certificates of deposit decreased 23 basis points to 1.92% for the three months ended December 31, 2020 from 2.15% for the three months ended December 31, 2019 due to the decline in market rates. Interest expense on interest-bearing core deposits decreased $10,000, or 17.5%, to $47,000 for the three months ended December 31, 2020 from $57,000 for the three months ended December 31, 2019. The average rate paid on our interest-bearing core deposits decreased by 11 basis points to 0.24% for the three months ended December 31, 2020 from 0.35% for the three months ended December 31, 2019 due to the decline in market rates. This decrease was partially offset by an increase in the average balance of our interest-bearing core deposits by $13.8 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 as a result of the impact of the COVID-19 pandemic on consumer and business spending and savings levels.

Net Interest Income. Net interest income increased $135,000, or 11.5%, to $1.3 million for the three months ended December 31, 2020 from $1.2 million for the three months ended December 31, 2019 due to an increase in net interest-earning assets, partially offset by decreases in the net interest rate spread. Net interest-earning assets increased by $5.3 million, or 26.8%, to $25.0 million for the three months ended December 31, 2020 from $19.7 million for the three months ended December 31, 2019. Net interest rate spread decreased by 15 basis points to 3.15% for the three months ended December 31, 2020 from 3.30% for the three months ended December 31, 2019, reflecting a 51 basis points decrease in the average yield on interest-earning assets, partially offset by a 36 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 18 basis points to 3.26% for the three months ended December 31, 2020 from 3.44% for the three months ended December 31, 2019 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. We expect further compression in our net interest margin in future periods.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Beginning with the three months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bank—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended December 31, 2020 or 2019. Our allowance for loan losses was $2.1 million at December 31, 2020 and $1.6 million at December 31, 2019. The allowance for loan losses to total loans was 1.69% at December 31, 2020 and 1.49% at December 31, 2019. We recorded net recoveries of $343,000 for the three months ended December 31, 2020 and net recoveries of $2,000 for the three months ended December 31, 2019. Non-performing assets decreased to $78,000, or 0.04% of total assets, at December 31, 2020, compared to $319,000, or 0.19% of total assets, at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$43	$48	$(5)	(10.4)%
Mortgage banking	403	56	347	619.6%
Increase in cash surrender value of BOLI	42	41	1	2.4%
Gain on sale of foreclosed real estate	11	—	11	100.0%
Other	7	32	(25)	(78.1)%
Total non-interest income	$506	$177	$329	185.9%

Non-interest income increased by $329,000 to $506,000 for the three months ended December 31, 2020 from $177,000 for the three months ended December 31, 2019 due primarily to an increase in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased by $347,000 as we sold $13.5 million of mortgage loans during the three months ended December 31, 2020 compared to $3.8 million of such sales during the three months ended December 31, 2019 due to the decrease in market rates, which resulted in increased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$814	$744	$70	9.4%
Occupancy and equipment	163	164	(1)	(0.6)%
Data processing and office	118	98	20	20.4%
Professional fees	75	34	41	120.6%
Marketing expenses	21	22	(1)	(4.6)%
Other	109	114	(5)	(4.4)%
Total non-interest expenses	$1,300	$1,176	$124	10.5%

Non-interest expenses were $1.3 million for the three months ended December 31, 2020 as compared to $1.2 million for the three months ended December 31, 2019. Salaries and employee benefits increased $70,000 due primarily to personnel changes. Professional fees increased $41,000 primarily due to fees paid in connection with a temporary employment outsourcing arrangement.

Provision for Income Taxes. Income tax expense was $128,000 for the three months ended December 31, 2020, an increase of $101,000, as compared to $27,000 for the three months ended December 31, 2019. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the three months ended December 31, 2020 and 2019 was 24.5% and 15.3%, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2020 and 2019

General. Net income was $756,000 for the six months ended December 31, 2020, an increase of $459,000, or 154.5%, from net income of $297,000 for the six months ended December 31, 2019. The increase in net income for the six months ended December 31, 2020 was primarily attributed to a $692,000 increase in non-interest income and a $162,000 increase in net interest income, partially offset by a $231,000 increase in non-interest expenses and a $164,000 increase in provision for income taxes.

Interest Income. Interest income increased by $19,000, or 0.6%, to $3.1 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 due to an increase in loan interest income, partially offset by decreases in debt securities interest income and cash and cash equivalents interest income.

Loan interest income increased by $142,000, or 5.3%, to $2.8 million for the six months ended December 31, 2020 as compared to $2.7 million for the six months ended December 31, 2019, due to an increase in the average balance of the loan portfolio, partially offset by a decrease in the average yield on loans. The average balance of the loan portfolio increased by $8.0 million, or 7.3%, from $109.8 million for the six months ended December 31, 2019 to $117.8 million for the six months ended December 31, 2020. The increase in the average balance of loans was primarily due to Marathon Bank’s participation in the PPP loan program. The average yield on the loan portfolio decreased by eight basis points from 4.93% for the six months ended December 31, 2019 to 4.85% for the six months ended December 31, 2020. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since December 31, 2019.

Debt securities interest income decreased $83,000, or 28.6%, to $207,000 for the six months ended December 31, 2020 from $290,000 for the six months ended December 31, 2019 due to a decrease of $6.4 million in the average balance of the debt securities portfolio, slightly offset by an increase in the average yield on the debt securities portfolio of one basis point from 2.58% for the six months ended December 31, 2019 to 2.59% for the six months ended December 31, 2020. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns and redemptions of municipal bonds.

Cash and cash equivalents interest income decreased by $44,000, or 86.3%, to $7,000 for the six months ended December 31, 2020 as compared to $51,000 for the six months ended December 31, 2019. The decrease in interest income on cash and cash equivalents was due to a 145 basis points decrease in average yield to 0.05% for the six months ended December 31, 2020 from 1.50% for the six months ended December 31, 2019, reflecting lower market interest rates, including a significant drop in market interest rates during the second and third calendar quarters of 2020, partially offset by an increase in the average balance of cash and cash equivalents of $19.9 million, or 294.7%, to $26.7 million for the six months ended December 31, 2020 from $6.8 million for the six months ended December 31, 2019. The increase in the average balance of cash and cash equivalents was primarily due to an increase in fed funds that was only partially used to fund loan originations.

Interest Expense. Interest expense decreased $143,000, or 19.9%, to $574,000 for the six months ended December 31, 2020 from $717,000 for the six months ended December 31, 2019, due to a decrease of $156,000 in interest paid on deposits, partially offset by an increase of $13,000 in interest paid on borrowings.

Interest expense on deposits decreased $156,000, or 22.1%, to $549,000 for the six months ended December 31, 2020 from $705,000 for the six months ended December 31, 2019 due to decreases in interest expense on certificates of deposit and interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $133,000, or 22.7%, to $453,000 for the six months ended December 31, 2020 from $586,000 for the six months ended December 31, 2019 due to decreases in the average balance of certificates of deposit and the average rate paid on certificates of deposit. The average balance of certificates of deposit decreased by $8.8 million for the six months ended December 31, 2020 compared to the prior year period due to our strategic initiative to reduce our higher cost certificates of deposit. In addition, the average rate paid on certificates of deposit decreased 17 basis points to 1.96% for the six months ended December 31, 2020 from 2.13% for the six months ended December 31, 2019 due to the decline in market rates. Interest expense on interest-bearing core deposits decreased $23,000, or 19.3%, to $96,000 for the six months ended December 31, 2020 from $119,000 for the six months ended December 31, 2019. The average rate paid on our interest-bearing core deposits decreased by 12 basis points to 0.25% for the six months ended December 31, 2020 from 0.37% for the six months ended December 31, 2019 due to the decline in market rates. This decrease was partially offset by an increase in the average balance of our interest-bearing core deposits by $12.2 million during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 as a result of the impact of the COVID-19 pandemic on consumer and business spending and savings levels.

The interest expense on borrowings increased $13,000, or 108.3% to $25,000 for the six months ended December 31, 2020 from $12,000 for the six months ended December 31, 2019. The average balance of borrowings for the six months ended December 31, 2020 was $13.9 million with an average rate of 0.34% compared to an average balance of $925,000 with an average rate of 2.59% for the six months ended December 31, 2019. The increase in the average balance of borrowings was due to additional borrowings that we used to enhance our liquidity position as a result of the COVID-19 pandemic and our use of the Federal Reserve PPP Liquidity Facility. The 225 basis points decrease in the average rate paid on borrowings was primarily due to the decrease in market interest rates since December 31, 2019 and the low borrowing rate for the Federal Reserve PPP Liquidity Facility.

Net Interest Income. Net interest income increased $162,000, or 7.0%, to $2.5 million for the six months ended December 31, 2020 from $2.3 million for the six months ended December 31, 2019 due to an increase in net interest-earning assets, partially offset by decreases in the net interest rate spread. Net interest-earning assets increased by $5.1 million, or 27.1%, to $24.0 million for the six months ended December 31, 2020 from $18.9 million for the six months ended December 31, 2019. Net interest rate spread decreased by 20 basis points to 2.99% for the six months ended December 31, 2020 from 3.19% for the six months ended December 31, 2019, reflecting a 56 basis points decrease in the average yield on interest-earnings assets, partially offset by a 35 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 24 basis points to 3.10% for the six months ended December 31, 2020 from 3.34% for the six months ended December 31, 2019 due to the increase in lower yielding average interest earning assets and the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. We expect further compression in our net interest margin in future periods.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended December 31, 2020 or 2019. Our allowance for loan losses was $2.1 million at December 31, 2020 and $1.6 million at December 31, 2019. The allowance for loan losses to total loans was 1.69% at December 31, 2020 and 1.49% at December 31, 2019. We recorded net recoveries of $418,000 for the six months ended December 31, 2020 and net charge-offs of $37,000 for the six months ended December 31, 2019. Non-performing assets decreased to $78,000, or 0.04% of total assets, at December 31, 2020, compared to $319,000, or 0.19% of total assets, at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$86	$100	$(14)	(14.0)%
Mortgage banking	882	156	726	465.4%
Increase in cash surrender value of BOLI	84	82	2	2.4%
(Loss) gain on sale of foreclosed real estate	11	(1)	12	1,200.0%
Other	9	43	(34)	(79.1)%
Total non-interest income	$1,072	$380	$692	182.1%

Non-interest income increased by $692,000 to $1.1 million for the six months ended December 31, 2020 from $380,000 for the six months ended December 31, 2019 due primarily to an increase in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased $726,000 as we sold $30.9 million of mortgage loans during the six months ended December 31, 2020 compared to $4.4 million of such sales during the six months ended December 31, 2019 due to the decrease in market rates, which resulted in increased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,608	$1,480	$128	8.7%
Occupancy and equipment	324	332	(8)	(2.4)%
Data processing and office	229	197	32	16.2%
Professional fees	134	75	59	78.7%
Marketing expenses	34	36	(2)	(5.6)%
Other	250	228	22	9.6%
Total non-interest expenses	$2,579	$2,348	$231	9.8%

Non-interest expenses were $2.6 million for the six months ended December 31, 2020 as compared to $2.3 million for the six months ended December 31, 2019. Salaries and employee benefits increased $128,000 due primarily to personnel changes. Professional fees increased $59,000 primarily due to fees paid in connection with a temporary employment outsourcing arrangement.

Provision for Income Taxes. Income tax expense was $223,000 for the six months ended December 31, 2020, an increase of $164,000, as compared to $59,000 for the six months ended December 31, 2019. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the six months ended December 31, 2020 and 2019 was 22.8% and 16.5%, respectively.

Asset Quality

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios. The Company anticipates that the number and amount of these modifications will decrease in the second fiscal quarter of 2021. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. We had no PPP loans delinquent at December 31, 2020 or June 30, 2020.

	At December 31, 2020			At June 30, 2020
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$932	$107	$78	$—	$72	$255
Multifamily	—	—	—	—	—	—
Commercial	674	27	—	—	31	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2,250	—
Consumer	—	—	—	—	—	—
Total	$1,606	$134	$78	$—	$2,353	$255

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $78,000 and $91,000 as of December 31, 2020 and June 30, 2020, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	December 31,	At June 30,
	2020	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$78	$255
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	78	255
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	64
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	64
Total non-performing assets	$78	$319
Total accruing troubled debt restructured loans	$713	$1,982
Total non-performing assets to total loans	0.06%	0.27%
Total non-accruing loans to total loans	0.06%	0.21%
Total non-performing assets to total assets	0.04%	0.19%

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” or “Watch” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At	At June 30,
	December 31,	2020

	(In thousands)

Classification of Loans:
Substandard	$—	$2,486
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$2,486
Special Mention	$5,041	$1,744

During the six months ended December 31, 2020, we upgraded $2.2 million in commercial and industrial loans and $236,000 in commercial real estate loans to special mention/watch from substandard.

Allowance for Loan Losses

The allowance for loan losses established as losses is estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At December 31, 2020, due to the increase in cases of infection in our operating area and the anticipated increase in its impact on the local economy, we increased our qualitative risk factors relating to local and national economic conditions for all loan portfolio segments based on the risk we deemed present based on industry conditions and concentrations within the loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

In addition, the WDFI and the FDIC periodically review our allowance for loan losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Six Months Ended		For the Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,700	$1,629	$1,775	$1,590
Provision for loan losses	—	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	(43)	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	(43)	—	—
Recoveries:
Real estate loans:	—	—	—	—
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	73	—	—	—
Commercial and industrial	341	—	341	—
Consumer	4	6	2	2
Total recoveries	418	6	343	2
Net (charge-offs) recoveries	418	(37)	343	2
Allowance at end of period	$2,118	$1,592	$2,118	$1,592
Allowance to non-performing loans	2,715.38%	539.32%	2,715.38%	539.32%
Allowance to total loans outstanding at the end of the period	1.69%	1.49%	1.69%	1.49%
Net (charge-offs) recoveries to average loans outstanding during the period	0.35%	0.01%	0.29%	-%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31, 2020			At June 30, 2020

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans
Commercial real estate	$941,884	44.5%	37.9%	$274,997	16.2%	34.3%
Commercial and industrial	110,446	5.2%	8.8%	1,021,083	60.1%	11.0%
Construction	130,040	6.1%	8%	43,858	2.6%	9.3%
One-to-four-family residential	575,204	27.2%	34.5%	339,449	20%	35%
Multi-family real estate	85,735	4%	9.2%	10,057	0.6%	8.1%
Consumer	10,554	0.5%	1.6%	2,003	0.1%	2.2%
Unallocated	263,848	12.5%	—	8,530	0.5%	—%
Total	$2,117,711	100%	100%	$1,699,977	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2020, we had a $60.2 million line of credit with the Federal Home Loan Bank of Chicago, and had $8.0 million of borrowings outstanding as of that date. Under the Federal Reserve PPP Liquidity Facility program, we have borrowed $4.5 million to fund PPP loans as of December 31, 2020, which is secured by an equal amount of PPP loans.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $200,000 and $572,000 for the six months ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was ($3.3) million and $12.1 million for the six months ended December 31, 2020 and 2019 , respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was $3.4 million and ($4.8) million for the six months ended December 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience, current pricing strategy and regulatory restrictions, we anticipate that a substantial portion of maturing time deposits will be retained, and that we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

At December 31, 2020, Marathon Bank was classified as “well capitalized” for regulatory capital purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2020, we had outstanding commitments to originate loans of $15.4 million, and outstanding commitments to sell loans of $2.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2020 totaled $22.5 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the financial statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

A smaller reporting company is not required to provide the information related to this item.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Bank carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of December 31, 2020, the Bank is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Bank.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

A smaller reporting company is not required to provide the information related to this item.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Statements of Income, (ii) the Balance Sheets, (iii) Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: March 26, 2021	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: March 26, 2021	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)