Form 10-Q
period 2021-03-31
Marathon Bancorp, Inc. /MD/
filed 2021-05-13
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-56269

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

Yes ⌧      No     ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of May 12, 2021, there were 2,229,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

EXPLANATORY NOTE

Marathon Bancorp, Inc. (the “Company”) was formed to serve as the mid-tier holding company for Marathon Bank (the “Bank”) upon the completion of the Bank’s mutual holding company reorganization and offering. As of March 31, 2021, the formation had not been completed. As of March 31, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to the Bank.

On April 14, 2021, the Bank completed its reorganization, into the mutual holding company structure and the related stock offering of the Company, the Bank’s new holding company. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company, the Company issued and sold 45.0% of its outstanding shares in its stock offering to the public, and the Company issued 55.0% of its outstanding shares to Marathon MHC, which is the Company’s mutual holding company. A total of 1,003,274 shares of common stock were sold in the stock offering to subscribers, including the Bank’s employee stock ownership plan at a price of $10.00 per share. A total of 1,226,223 shares of common stock were issued to Marathon MHC. A total of 2,229,497 shares of the Company common stock, is outstanding following the completion of the offering. Gross offering proceeds totaled $10.0 million.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARATHON BANK

BALANCE SHEETS

	Unaudited
	March 31, 2021	June 30, 2020
Assets
Cash and due from banks	$4,824,045	$3,610,747
Federal funds sold	45,772,000	20,664,000
Cash and cash equivalents	50,596,045	24,274,747
Interest bearing deposits held in other financial institutions	3,083,027	1,944,550
Debt securities available for sale	11,127,640	15,008,087
Debt securities held to maturity, at amortized cost (fair value $1,069,520 and $3,158,960)	1,024,382	2,841,353
Loans, net of allowance of $2,119,294 and $1,699,977, respectively	139,674,841	116,918,893
Interest receivable	460,388	499,740
Foreclosed assets	—	64,080
Investment in restricted stock, at cost	262,200	262,200
Cash surrender value life insurance	5,927,960	5,804,067
Premises and equipment, net	1,856,879	1,968,797
Deferred tax asset	393,650	700,380
Other assets	1,456,966	363,355
Total assets	$215,863,978	$170,650,249
Liabilities and Equity
Liabilities
Deposits
Non-interest bearing	$24,535,838	$12,382,548
Interest bearing	152,340,499	121,632,371
Federal Home Loan Bank (FHLB) advances	4,000,000	8,000,000
Paycheck protection program lending facility (PPPLF) funding	12,115,590	6,374,898
Other liabilities	1,054,090	1,478,097
Total liabilities	194,046,017	149,867,914
Equity
Retained earnings	21,690,802	20,715,610
Accumulated other comprehensive income	127,159	66,725
Total equity	21,817,961	20,782,335
Total liabilities and equity	$215,863,978	$170,650,249

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF INCOME

Unaudited

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2021	2020	2021	2020
Interest Income
Loans, including fees	$1,521,543	$1,271,138	$4,360,777	$3,969,534
Debt securities	82,506	117,930	289,706	407,856
Other	8,828	35,206	22,309	87,863
Total interest income	1,612,877	1,424,274	4,672,792	4,465,253
Interest Expense
Deposits	254,628	327,799	803,875	1,033,093
Borrowings and other	7,276	—	31,625	11,715
Total interest expense	261,904	327,799	835,500	1,044,808
Net Interest Income	1,350,973	1,096,475	3,837,292	3,420,445
Provision for Loan Losses	—	—	—	—
Net Interest Income After Provision for Loan Losses	1,350,973	1,096,475	3,837,292	3,420,445
Non-Interest Income
Service charges on deposit accounts	37,640	40,063	123,508	140,474
Mortgage banking income	295,477	95,168	1,177,571	251,420
Increase in cash value of life insurance	40,303	41,665	123,893	123,876
(Loss) gain of sale of foreclosed assets	—	(800)	10,840	(2,091)
Other income	8,980	9,410	18,176	52,183
Total non-interest income	382,400	185,506	1,453,988	565,862
Non-Interest Expense
Salaries and employee benefits	862,976	776,150	2,471,433	2,255,763
Occupancy and equipment expenses	171,190	174,570	495,634	506,702
Data processing and office	119,096	111,657	348,411	308,531
Professional fees	93,724	70,112	227,842	145,262
Marketing expenses	15,019	20,279	48,969	56,537
Other expenses	129,268	111,091	377,709	339,536
Total non-interest expenses	1,391,273	1,263,859	3,969,998	3,612,331
Income Before Income Taxes	342,100	18,122	1,321,282	373,976
Provision (benefit) for Income Taxes	122,989	(10,904)	346,090	47,790
Net Income	$219,111	$29,026	$975,192	$326,186

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	March 31,
	2021	2020
Net Income	$219,111	$29,026
Other comprehensive income (loss)
Unrealized gains on available for sale debt securities
Unrealized holding gain (loss) arising during the period	(66,424)	50,483
Tax effect	18,095	(13,789)
Net amount	(48,329)	36,694
Amortization of unrealized losses on debt securities
transferred from available for sale to held to maturity (a)	26,492	6,143
Other comprehensive income (loss)	(21,837)	42,837
Comprehensive Income	$197,274	$71,863

(a) The reclassification adjustment is reflected in the Statement of Income as Interest Income - Debt Securities.

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Nine Months Ended
	March 31,
	2021	2020
Net Income	$975,192	$326,186
Other comprehensive income (loss)
Unrealized gains on available for sale debt securities
Unrealized holding gain (loss) arising during the period	(74,221)	8,421
Tax effect	19,569	(4,802)
Net amount	(54,652)	3,619
Amortization of unrealized losses on debt securities
transferred from available for sale to held to maturity (a)	115,086	15,757
Other comprehensive income	60,434	19,376
Comprehensive Income	$1,035,626	$345,562

(a) The reclassification adjustment is reflected in the Statement of Income as Interest Income - Debt Securities.

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF CHANGES IN EQUITY

Unaudited

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, June 30, 2020	$20,715,610	$66,725	$20,782,335
Net income	365,353	—	365,353
Other comprehensive income	—	48,781	48,781
Balance, September 30, 2020	21,080,963	115,506	21,196,469
Net income	390,728		390,728
Other comprehensive income		33,490	33,490
Balance, December 31, 2020	21,471,691	148,996	21,620,687
Net income	219,111	—	219,111
Other comprehensive loss	—	(21,837)	(21,837)
Balance, March 31, 2021	$21,690,802	$127,159	$21,817,961

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, June 30, 2019	$20,297,741	$(157,954)	$20,139,787
Net income	145,013	—	145,013
Other comprehensive loss	—	(12,843)	(12,843)
Balance, September 30, 2019	20,442,754	(170,797)	20,271,957
Net income	152,147	—	152,147
Other comprehensive loss	—	(10,618)	(10,618)
Balance, December 31, 2019	20,594,901	(181,415)	20,413,486
Net income	29,026		29,026
Other comprehensive income		42,837	42,837
Balance, March 31, 2020	$20,623,927	$(138,578)	$20,485,349

See accompany notes to the financial statements.

MARATHON BANK

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	March 31,
	2021	2020
Operating Activities
Net income	$975,192	$326,186
Adjustments to reconcile net income to net cash from (used in)
operating activities:
Depreciation	152,464	130,656
Provision for loan losses	—	—
Net amortization of discounts and premiums on debt securities	104,386	73,467
Net gain on sale of loans	(921,293)	(197,831)
Net gains and write down on foreclosed assets	(10,840)	2,091
Net change in deferred taxes	327,193	6,277
Earnings on cash value of life insurance	(123,893)	(123,876)
Decrease in interest receivable	39,352	123,529
Originations of loans held for sale	(43,581,265)	(12,499,670)
Proceeds from loans held for sale	44,502,558	12,697,501
Net change in other assets	(1,093,611)	(20,015)
Net change in other liabilities	(424,007)	(459,610)
Net Cash (used in) from Operating Activities	(53,764)	58,705
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(1,138,477)	(399,080)
Proceeds from sales, maturities, and repayments of
debt securities available for sale	3,704,986	7,672,478
Net decrease in restricted stock	—	2,700
Proceeds from maturities and calls of debt securities held to maturity	1,928,017	67,832
Net change in loans	(22,755,948)	9,214,448
Proceeds from sale of foreclosed assets	74,920	—
Purchases of property and equipment	(40,546)	(299,215)
Net Cash (used in) from Investing Activities	(18,227,048)	16,259,163
Financing Activities
Net change in deposits	42,861,418	(5,000,853)
Proceeds from FHLB advances	—	4,000,000
Repayments of FHLB advances	(4,000,000)	—
Borrowings (Repayments) of PPPLF funding, net	5,740,692	—
Net Cash from (used in) Financing Activities	44,602,110	(1,000,853)
Net Change in Cash and Cash Equivalents	26,321,298	15,317,015
Cash and Cash Equivalents, Beginning of Year	24,274,747	2,608,973
Cash and Cash Equivalents, End of Year	50,596,045	17,925,988
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$831,109	$1,048,755
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$—	$64,080

See accompanying notes to financial statements.

MARATHON BANK

NOTES TO FINANCIAL STATEMENTS

Unaudited

Note 1- Basis of Presentation

Marathon Bank (the “Bank”) is a Wisconsin-chartered savings bank headquartered in Wausau, Wisconsin. Founded in 1902, we conduct our business from our main office and three branch offices, which are located in Marathon and Ozaukee Counties, Wisconsin. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader and includes select businesses and customers in Southeastern Wisconsin. Our primary deposit products are demand deposits, savings, and certificates of deposits; and our primary lending products are commercial real estate, commercial and industrial , construction, one-to-four-family residential, multifamily real estate and consumer loans.

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

On April 14, 2021, the Bank completed its reorganization, into the mutual holding company structure and the related stock offering of the Company, the Bank’s new holding company. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company, the Company issued and sold 45.0% of its outstanding shares in its stock offering to the public, and the Company issued 55.0% of its outstanding shares to Marathon MHC, which is the Company’s mutual holding company. A total of 1,003,274 shares of common stock were sold in the stock offering to subscribers, including the Bank’s employee stock ownership plan at a price of $10.00 per share. A total of 1,226,223 shares of common stock were issued to Marathon MHC. A total of 2,229,497 shares of the Company common stock, is outstanding following the completion of the offering. Gross offering proceeds totaled $10.0 million.

The costs of the Reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering. As of March 31, 2021, $800,000 of Reorganization costs had been incurred.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Additionally, effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other than temporary impairment of debt securities and fair value of financial assets and liabilities.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2021 are not necessarily indicative of the results for the year ending June 30, 2021. For further information, refer to the financial statements and notes thereto for the years ended June 30, 2020 and 2019 contained in the Company’s definitive prospectus dated February 11, 2021 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 22, 2021.

Recent Accounting Pronouncements

This section provides a summary description of recent ASUs issued by the FASB to the ASC that had or that management expects may have an impact on the financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

Other Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company adopted this pronouncement beginning July 1, 2020. This ASU did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019. The Company adopted this pronouncement on July 1, 2020. This ASU had a minor impact to and simplified the Company’s fair value disclosures with no additional impact to the financial statements.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company will adopt this pronouncement beginning July 1, 2022. The Company’s leases are operating leases and ASU 2016-02 will require the Company to include them in its balance sheet. The Company’s operating leases are predominately related to real estate. Management is currently evaluating other impacts this guidance will have on the results of operations, financial presentation, and cash flows of the Company.

In June 2020, the FASB issued  ASU No. 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” Topic 326 was subsequently amended by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses; ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; and ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” This ASU replaces the current incurred loss impairment methodology with a methodology that reflected expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this pronouncement beginning July 1, 2023. Management is currently evaluating the potential impact on its results of operations, financial position, and cash flows; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in the Company’s accounting for credit losses on financial instruments.

Note 2- Debt Securities

Debt securities have been classified in the balance sheet according to management’s intent. The carrying value of securities as of March 31, 2021 and June 30, 2020, consists of the following:

	Unaudited
	March 31, 2021	June 30, 2020
Available for sale debt securities, at fair value	$11,127,640	$15,008,087
Held to maturity debt securities, at amortized cost	1,024,382	2,841,353
	$12,152,022	$17,849,440

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
Unaudited	Cost	Gains	Losses	Fair Value
March 31, 2021
Available for sale debt securities
States and municipalities	$2,520,473	$62,966	$(5,243)	$2,578,195
Mortgage-backed	5,153,796	187,474	(32,817)	5,308,453
Corporate bonds	3,166,554	74,438	—	3,240,992
	$10,840,823	$324,878	$(38,060)	$11,127,640
Held to maturity debt securities
Mortgage-backed	$1,024,382	$45,138	$—	$1,069,520

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2020
Available for sale debt securities
States and municipalities	$2,986,117	$82,375	$(8,796)	$3,059,696
Mortgage-backed	8,449,561	238,583	(13,415)	8,674,729
Corporate bonds	3,211,370	62,292	—	3,273,662
	$14,647,048	$383,250	$(22,211)	$15,008,087
Held to maturity debt securities
Mortgage-backed	$2,841,353	$317,607	$—	$3,158,960

Securities with a carrying value of approximately $1,240,000 and $1,689,000 as of March 31, 2021 and June 30, 2020, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2021, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
Unaudited	Cost	Value	Cost	Value
March 31, 2021
Due in one year or less	$1,413,209	$1,435,534	$—	$—
Due from more than one to five years	3,589,590	3,681,533	—	—
Due from more than five to ten years	684,228	702,120	—	—
	5,687,027	5,819,187	—	—
Mortgage-backed securities	5,153,796	5,308,453	1,024,382	1,069,520
	$10,840,823	$11,127,640	$1,024,382	$1,069,520

There were no sales of available for sale debt securities during the three and nine month periods ended March 31, 2021 and 2020.

The following table shows the gross unrealized losses and fair value of the Bank’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and June 30, 2020:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
Unaudited	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(5,243)	$89,757	$(5,243)	$89,757
Mortgage-backed	(24,175)	199,548	(8,642)	193,957	(32,817)	393,505
Corporate bonds	—	—	—	—	—	—
	$(24,175)	$199,548	$(13,885)	$283,714	$(38,060)	$483,262
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2020
Available for sale debt securities
States and municipalities	$—	$—	$(8,796)	$86,204	$(8,796)	$86,204
Mortgage-backed	(1,582)	131,420	(11,833)	606,402	(13,415)	737,822
Corporate bonds	—	—	—	—	—	—
	$(1,582)	$131,420	$(20,629)	$692,606	$(22,211)	$824,026
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were two securities in an unrealized loss position in the less than 12 months category and seven securities in the 12 months or more category at March 31, 2021. There were six securities in an unrealized loss position in the less than 12 months category and seven securities in the 12 months or more category at June 30, 2020. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Bank does not consider the securities to be other-than-temporarily impaired.

Note 3- Loans

A summary of loans by major category follows:

	Unaudited
	March 31, 2021	June 30, 2020
Commercial real estate	$43,063,128	$40,776,090
Commercial and industrial (1)	21,054,349	13,039,260
Construction	11,284,599	11,103,198
One-to-four-family residential	52,072,531	41,721,746
Multi-family real estate	13,000,489	9,578,554
Consumer	1,815,939	2,654,509
Total loans	142,291,035	118,873,357
Deferred loan fees	(496,900)	(254,487)
Allowance for loan losses	(2,119,294)	(1,699,977)
Loans, net	$139,674,841	$116,918,893

(1)	Paycheck protection loans represent $12,228,142 and $6,374,898 of the commercial and industrial loans as of March 31, 2021 and June 30, 2020.

The Bank maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Bank has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $29,355,765 and $31,283,165 as of March 31, 2021 and June 30, 2020, respectively. There was also FHLB stock of $262,200 pledged as of March 31, 2021 and June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). This was considered Round 1 of the PPP. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and included new funding for the PPP (Round 2). On May 4, 2021, the SBA announced that the PPP (Round 2) had ended for most banks.

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Bank receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%. As of March 31, 2021, we had originated 251 PPP loans totaling $18.5 million. As of March 31, 2021, $6.3 million of these PPP loans have been forgiven. As of March 31, 2021, we had 127 PPP loans totaling $12,228,142, net of remaining deferred fees of $496,750 outstanding.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2021 and 2020, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2021 and June 30, 2020:

	Commercial	Commercial		One-to-Four	MultiFamily
Unaudited	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
March 31, 2021
Allowance for credit losses
Balance at beginning of year	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	73,128	—	—	1,652	—	74,780
Provisions	386,382	(907,851)	10,610	283,716	52,515	9,226	165,402	—
Balance at September 30, 2020	661,379	113,232	127,596	623,165	62,572	12,881	173,932	1,774,757
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	341,388	—	—	—	1,566	—	342,954
Provisions	280,505	(344,174)	2,444	(47,961)	23,163	(3,893)	89,916	—
Balance at December 31, 2020	941,884	110,446	130,040	575,204	85,735	10,554	263,848	2,117,711
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,583	—	1,583
Provisions	(88,871)	57,324	15,531	107,711	11,769	(2,520)	(100,944)	—
Balance at March 31, 2021	$853,013	$167,770	$145,571	$682,915	$97,504	$9,617	$162,904	$2,119,294

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	853,013	167,770	145,571	682,915	97,504	9,617	162,904	2,119,294
Balance at end of period	$853,013	$167,770	$145,571	$682,915	$97,504	$9,617	$162,904	$2,119,294
Loans
Individually evaluated for impairment	$227,180	$—	$—	$326,404	$—	$—	$—	$553,584
Collectively evaluated for impairment	42,835,948	21,054,349	11,284,599	51,746,127	13,000,489	1,815,939	—	141,737,451
Balance at end of period	$43,063,128	$21,054,349	$11,284,599	$52,072,531	$13,000,489	$1,815,939	$—	$142,291,035

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2020
Individually evaluated forimpairment	$—	$274,997	$—	$82,785	$—	$—	$—	$1,055,383
Collectively evaluated forimpairment	274,997	48,485	43,858	256,664	10,057	2,003	8,530	644,594
Balance at end of period	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Loans
Individually evaluated forimpairment	$688,616	$2,249,492	$—	$2,237,419	$—	$—	$—	$5,175,527
Collectively evaluated forimpairment	40,087,474	10,789,768	11,103,198	39,484,327	9,578,554	2,654,509		113,697,830
Balance at end of period	$40,776,090	$13,039,260	$11,103,198	$41,721,746	$9,578,554	$2,654,509	$—	$118,873,357

Unaudited	Commercial	Commercial		One-to-Four	MultiFamily
March 31, 2020	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$249,631	$899,618	$1,643	$333,660	$—	$13,255	$131,153	$1,628,960
Charge-offs	—	—	—	(43,728)	—	—	—	(43,728)
Recoveries	—	—	—	—	—	4,299	—	4,299
Provisions	(8,121)	(93,422)	940	91,231	—	(11,781)	21,153	—
Balance at September 30, 2019	241,510	806,196	2,583	381,163	—	5,773	152,306	1,589,531
Charge-offs	—	—		—	—	—	—	—
Recoveries	—	—	—	—	—	1,981	—	1,981
Provisions	(22,168)	44,886	527	(26,928)	—	(2,172)	5,855	—
Balance at December 31, 2019	219,342	851,082	3,110	354,235	—	5,582	158,161	1,591,512
Charge-offs	—	—	—	(45,192)	—	—	—	(45,192)
Recoveries	—	—	—	—	—	1,819	—	1,819
Provisions	(21,980)	(6,399)	1,136	24,890	916	(2,099)	3,536	—
Balance at March 31, 2020	$197,362	$844,683	$4,246	$333,933	$916	$5,302	$161,697	$1,548,139

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2021 and June 30, 2020, is as follows:

Unaudited	Pass	Watch	Substandard	Doubtful	Total
March 31, 2021
Commercial real estate	$42,835,948	$227,180	$—	$—	$43,063,128
Commercial and industrial	16,361,182	4,693,167	—	—	21,054,349
Construction	11,284,599	—	—	—	11,284,599
	$70,481,729	$4,920,347	$—	$—	$75,402,076

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2020
Commercial real estate	$38,795,967	$1,743,733	$236,390	$—	$40,776,090
Commercial and industrial	10,789,768	—	2,249,492	—	13,039,260
Construction	11,103,198	—	—	—	11,103,198
	$60,688,933	$1,743,733	$2,485,882	$—	$64,918,548

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of March 31, 2021 and June 30, 2020:

Unaudited	Performing	Nonperforming
March 31, 2021
One-to-four-family residential	$52,072,531	$—
Multi-family real estate	13,000,489	—
Consumer	1,815,939	—
	$66,888,959	$—

	Performing	Nonperforming
June 30, 2020
One-to-four-family residential	$41,466,679	$255,067
Multi-family real estate	9,578,554	—
Consumer	2,654,509	—
	$53,699,742	$255,067

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of March 31, 2021 and June 30, 2020 (excluding COVID-19 deferrals):

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
Unaudited	Past Due	Past Due	Past Due	Balance
March 31, 2021
Commercial real estate	$285,653	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	415,409	—	—	—
Multi-family real estate	—	—	—	—
Consumer	15,720	16,031	—	—
Total	$716,782	$16,031	$—	$—

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2020
Commercial real estate	$—	$30,972	$—	$—
Commercial and industrial	—	2,249,492	—	—
Construction	—	—	—	—
One-to-four-family residential	—	71,899	—	255,067
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,352,363	$—	$255,067

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of March 31, 2021 and June 30, 2020:

				For the Nine Months Ended
				March 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Unaudited	Investment	Balance (1)	Allowance	Investment	Recognized
March 31, 2021
With no related allowance
recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	227,180	245,247	—	230,309	11,118
One-to-four-family residential	326,404	365,983	—	340,064	17,003
Multi-family real estate	—	—	—	—	—
Consumer	—	—	—	—	—

	$553,584	$611,230	$—	$570,373	$28,121

For the Nine Months Ended
March 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

				For the Year Ended
				June 30, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2020
With no related allowance
recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	688,616	706,683	—	703,019	35,924
One-to-four-family residential	1,910,288	1,949,867	—	1,953,293	92,195
Consumer	—	—	—	—	—
	$2,598,904	$2,656,550	$—	$2,656,312	$128,119

				For the Year Ended
				June 30, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$2,249,492	$2,264,806	$972,598	$2,355,363	$123,657
Commercial real estate	—	—	—	—	—
One-to-four-family residential	327,131	327,131	82,785	333,526	15,742
Consumer	—	—	—	—	—
	$2,576,623	$2,591,937	$1,055,383	$2,688,889	$139,399

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

There were no loans modified in TDR during the three and nine months ended March 31, 2021 and 2020. The Bank has made no commitments to lend additional funds on restructured loans.

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

The Bank has received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of March 31, 2021, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of March 31, 2021, 53 of these loans, totaling $19.6 million, have returned to normal payment status with only three loans for approximately $400,000 remaining on deferred status.

Details with respect to loan modification requests are as follows:

	Unaudited
	March 31, 2021		June 30, 2020
	Number of Loans	Amount	Number of Loans	Amount
Loan Classification
Commercial real estate	1	$72,126	33	$17,598,305
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	2	335,341	14	1,589,064
Multi-family real estate	—	—	3	41,568
Consumer	—	—	—	—
Total	3	$407,467	50	$19,228,937

Note 4 - Deposits

Major classifications of deposits are as follows as of March 31, 2021 and June 30, 2020.

	Unaudited
	At March 31, 2021		At June 30, 2020
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$24,535,838	13.87%	$12,382,548	9.24%
Demand, NOW, money market accounts	48,736,433	27.55%	34,888,291	26.03%
Savings accounts	43,748,006	24.73%	39,276,979	29.31%
Certificates of deposit	59,856,060	33.84%	47,467,101	35.42%
Total	$176,876,337	100.00%	$134,014,919	100.00%

Note 5- Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended March 31, 2021 and 2020, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Nine Months Ended March 31, 2021
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive gain before reclassifications (net of tax)	9,685	—	9,685
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	39,096	39,096
Balance, September 30, 2020	272,373	(156,867)	115,506
Other comprehensive loss before reclassifications (net of tax)	(16,008)	—	(16,008)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	49,498	49,498
Balance, December 31, 2020	256,365	(107,369)	148,996
Other comprehensive loss before reclassifications (net of tax)	(48,329)	—	(48,329)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	26,492	26,492
Balance, March 31, 2021	$208,036	$(80,877)	$127,159

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Nine Months Ended March 31, 2020
Balance, beginning of period	$66,362	$(224,316)	$(157,954)
Other comprehensive loss before reclassifications (net of tax)	(17,284)	—	(17,284)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	4,441	4,441
Balance, September 30, 2019	49,078	(219,875)	(170,797)
Other comprehensive loss before reclassifications (net of tax)	(15,791)	—	(15,791)
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	5,173	5,173
Balance, December 31, 2019	33,287	(214,702)	(181,415)
Other comprehensive gain before reclassifications (net of tax)	36,694	—	36,694
Amortization of amounts transferred from debt securities available for sale to held to maturity	—	6,143	6,143
Balance, March 31, 2020	$69,981	$(208,559)	$(138,578)

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank did not opt into the CBLR framework.

As of March 31, 2021 and June 30, 2020, management believes the Bank has met all capital adequacy requirements to which they are subject. As of March 31, 2021 and June 30, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

					Minimum To Be Well		Minimum
					Capitalized Under		Capital Adequacy
			Minimum Capital		Prompt Corrective		with
	Actual		Requirements		Action Provisions		Capital Buffer
Unaudited	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Common Equity Tier I ratio	$21,297	11.26%	$8,513	>4.5%	$12,296	>6.5%	$13,242	>7.0%
Tier I Capital to Risk Weighted Assets	21,297	11.26%	11,350	>6.0%	15,134	>8.0%	16,079	>8.5%
Total Risk Based Capital to Risk Weighted Assets	23,416	12.38%	15,134	>8.0%	18,917	>10.0%	19,863	>10.5%
Tier I Capital to Average Assets	21,297	11.68%	7,294	>4.0%	9,118	>5.0%	9,118	>5.0%

					Minimum To Be Well		Minimum
					Capitalized Under		Capital Adequacy
			Minimum Capital		Prompt Corrective		with
	Actual		Requirements		Action Provisions		Capital Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common Equity Tier I ratio	$20,015	13.58%	$6,632	>4.5%	$9,580	>6.5%	$10,314	>7.0%
Tier I Capital to Risk Weighted Assets	20,015	13.58%	8,843	>6.0%	11,791	>8.0%	12,524	>8.5%
Total Risk Based Capital to Risk Weighted Assets	21,715	14.74%	11,786	>8.0%	14,732	>10.0%	15,471	>10.5%
Tier I Capital to Average Assets	20,015	13.12%	6,102	>4.0%	7,628	>5.0%	7,628	>5.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At March 31, 2021, the Bank’s net worth was $21,817,961 and general loan loss reserve was $2,119,294, totaling 11.09% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2020, the Bank’s net worth was $20,782,335 and general loan loss reserve was $644,594, totaling 12.56% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

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

As of March 31, 2021 and June 30, 2020, the following financial instruments were outstanding where contract amounts represent credit risk:

	Unaudited
	March 31, 2021	June 30, 2020
Commitments to grant loans	$10,326,000	$8,181,000
Unused commitments under lines of credit	6,336,000	5,780,000
MPF credit enhancements	636,074	333,932

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Unaudited	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
States and municipalities	$2,578,195	$—	$2,578,195	$—
Mortgage-backed	5,308,453	—	5,308,453	—
Corporate bonds	3,240,992	—	3,240,992	—
Total assets	$11,127,640	$—	$11,127,640	$—

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
States and municipalities	$3,059,696	$—	$3,059,696	$—
Mortgage-backed	8,674,729	—	8,674,729	—
Corporate bonds	3,273,662	—	3,273,662	—
Total assets	$15,008,087	$—	$15,008,087	$—

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

Under certain circumstances the Bank may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Bank only had Level 3 financial assets measured at fair value on a nonrecurring basis, which is summarized below:

	Unaudited
	March 31,	June 30,	Valuation	Unobservable	Range
	2021	2020	Technique	Input	(Weighted Avg.)
Impaired loans	$—	$1,536,554	Collateral valuation	Discount from market value	0% - 57%

Foreclosed assets	$—	$64,080	Collateral valuation	Discount from market value	0% - 65%

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	March 31, 2021 unaudited		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$50,596,045	$50,596,045	$24,274,747	$24,724,747
Interest bearing deposits in other financial institutions	3,083,027	3,083,027	1,944,550	1,944,550
Available for sale debt securities	11,127,640	11,127,640	15,008,087	15,008,087
Held to maturity debt securities	1,024,382	1,069,520	2,841,353	3,158,960
Loans, net	139,674,841	140,887,000	116,918,893	118,424,000
Investment in restricted stock	262,200	262,200	262,200	262,200
Accured interest receivable	460,388	460,388	499,740	499,740
Financial Liabilities
Deposits	$176,876,337	$176,149,000	$134,014,919	$134,996,000
Borrowings	4,000,000	4,000,000	8,000,000	8,000,000
Payroll protection program lending facility	12,115,590	12,115,590	6,374,898	6,374,898
Accrued interest payable	13,962	13,962	4,561	4,561

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

Loans– The fair value of variable rate loans that reprice frequently are based on carrying values. The fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in level 3 of the fair value hierarchy. Loans held for sale are included with loans, net above, with fair value based on commitments on hand from investors or prevailing market prices and is categorized in level 3 of the fair value hierarchy.

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

Accrued interest payable – Due to their short-term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

The estimated fair value of fee income on letters of credit at March 31, 2021 and June 30, 2020 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2021 and June 30, 2020.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

●	our ability to manage market risk, credit risk and operational risk in the current economic environment;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;

●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees in the future; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

We recognize the tax effects from an uncertain tax position in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. We recognize interest and penalties accrued or released related to uncertain tax positions in current income tax expense or benefit.

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

Recent Developments

On April 14, 2021, the Bank completed its reorganization, into the mutual holding company structure and the related stock offering of the Company, the Bank’s new holding company. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company, the Company issued and sold 45.0% of its outstanding shares in its stock offering to the public, and the Company issued 55.0% of its outstanding shares to Marathon MHC, which is the Company’s mutual holding company. A total of 1,003,274 shares of common stock were sold in the stock offering to subscribers, including the Bank’s employee stock ownership plan at a price of $10.00 per share. A total of 1,226,223 shares of common stock were issued to Marathon MHC. A total of 2,229,497 shares of the Company common stock, is outstanding following the completion of the offering. Gross offering proceeds totaled $10.0 million.

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Total Assets. Total assets increased $45.2 million, or 26.5%, to $215.9 million at March 31, 2021 from $170.7 million at June 30, 2020. The increase was primarily due to increases of $22.8 million, or 19.5%, in loans, net of allowance for loan losses and $26.3 million, or 108.4%, in cash and cash equivalents, offset in part by a $3.9 million, or 25.9% decrease, in debt securities available for sale and $1.8 million, or 63.9% decrease, in debt securities held to maturity. Interest bearing deposits held in other financial institutions also increased by $1.1 million and other assets increased by $1.0 million primarily due to $800,000 in reorganization expenses which were offset against the sales proceeds from the Reorganization subsequent to March 31, 2021.

Cash and Cash Equivalents. Total cash and cash equivalents (which includes interest-bearing deposits in other financial institutions) increased $27.5 million, or 104.7%, to $53.7 million at March 31, 2021 from $26.2 million at June 30, 2020, as securities matured and deposits increased, partially offset by the use of cash to fund loan originations.

Debt Securities Available for Sale. Total debt securities available for sale decreased $3.9 million, or 25.9%, to $11.1 million at March 31, 2021 from $15.0 million at June 30, 2020. The decrease was primarily due to decreases of $3.4 million in mortgage-backed securities and $482,000 in state and municipal obligations as a result of paydowns and maturities. Corporate bonds also decreased by $33,000.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $1.8 million, or 63.9%, to $1.0 million at March 31, 2021 from $2.8 million at June 30, 2020. The decrease was primarily due to a decrease of $1.8 million in mortgage-backed securities as a result of maturities.

Net Loans. Net loans increased $22.8 million, or 19.5%, to $139.7 million at March 31, 2021 from $116.9 million at June 30, 2020. The increase was due to a $2.3 million, or 5.6%, increase in commercial real estate loans to $43.1 million at March 31, 2021 from $40.8 million at June 30, 2020, an increase in multifamily loans of $3.4 million, or 35.7%, to $13.0 million at March 31, 2021 from $9.6 million at June 30, 2020, an increase in one- to four-family residential loans of $10.4 million, or 24.8%, to $52.1 million at March 31, 2021 from $41.7 million at June 30, 2020, and an increase in commercial and industrial loans of $8.1 million, or 61.5%, to $21.1 million at March 31, 2021 from $13.0 million at June 30, 2020. The increase in commercial real estate and multifamily loans was primarily due to our strategy to enhance our commercial real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans. The increase in commercial and industrial loans was primarily the result of new originations of PPP loans offset by the repayment by the SBA of forgiven PPP loans. At March 31, 2021, we had $12.2 million in PPP loans outstanding.

Deposits. Total deposits increased $42.9 million, or 32.0%, to $176.9 million at March 31, 2021 from $134.0 million at June 30, 2020. The increase in deposits reflected an increase in demand, NOW and money market accounts of $26.0 million, or 55.0%, to $73.3 million at March 31, 2021 from $47.3 million at June 30, 2020 and an increase in savings accounts of $4.5 million, or 11.4%, to $43.8 million at March 31, 2021 from $39.3 million at June 30, 2020. Certificates of deposit also increased by $12.4 million, or 26.1%, to $59.9 million at March 31, 2021 from $47.5 million at June 30, 2020. The increase in all deposit categories primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic.

Borrowings. Our Federal Home Loan Bank advances decreased $4.0 million to $4.0 million at March 31, 2021 due to maturities. Our borrowings from the Federal Reserve PPP Liquidity Facility to fund our PPP loans increased by $5.7 million, or 90.0%, to $12.1 million at March 31, 2021 from $6.4 million at June 30, 2020. This increase occurred to fund new PPP loans under Round 2 of PPP funding.

Equity. Total equity increased by $1.0 million, or 5.0%, to $21.8 million at March 31, 2021 from $20.8 million at June 30, 2020. The increase was due to net income of $975,000 and accumulated other comprehensive income of $60,000 for the nine months ended March 31, 2021.

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

	For the Three Months Ended March 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$121,828	$1,335	4.52%	$107,766	$1,271	4.83%
PPP loans	9,991	186	7.77%	—	—	—%
Debt securities	12,932	83	2.63%	16,684	118	2.88%
Cash and cash equivalents	33,208	6	0.07%	12,968	33	1.03%
Other	262	3	4.73%	262	2	3.11%
Total interest-earning assets	178,221	1,613	3.72%	137,680	1,424	4.23%
Noninterest-earning assets	9,833			9,566
Total assets	$188,054			$147,246
Interest-bearing liabilities:
Demand deposits/NOW and Money Market	$42,897	37	0.35%	$29,570	36	0.49%
Savings deposits	42,852	16	0.15%	36,198	19	0.21%
Certificates of deposit	50,353	202	1.64%	51,409	273	2.15%
Total interest-bearing deposits	136,102	255	0.76%	117,177	328	1.13%
FHLB advances and other borrowings	7,441	5	0.27%	559	—	—%
PPP Liquidity Facility borrowings	5,031	2	0.16%	—	—	—%
Total interest-bearing liabilities	148,574	262	0.72%	117,736	328	1.13%
Non-interest bearing demand deposits	17,486			8,007
Other non-interest bearing liabilities	1,300			999
Total Liabilities	167,360			126,742
Total Equity	20,694			20,504
Total liabilities and equity	$188,054			$147,246
Net interest income		$1,351			$1,096
Net interest rate spread (2)	3.00%			3.10%
Net interest-earning assets (3)	$29,647			$19,944
Net interest margin (4)	3.11%			3.24%
Average interest-earning assets to interest-bearing liabilities	119.95%			116.94%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended March 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$116,435	$4,082	4.70%	$110,189	$3,969	4.83%
PPP loans	7,093	279	5.27%	—	—	—%
Debt securities	14,972	290	2.59%	20,495	408	2.66%
Cash and cash equivalents	27,105	12	0.06%	9,035	86	1.27%
Other	262	9	4.60%	262	2	1.02%
Total interest-earning assets	165,867	4,672	3.77%	139,981	4,465	4.27%
Noninterest-earning assets	11,785			9,296
Total assets	$177,652			$149,277
Interest-bearing liabilities:
Demand deposits/NOW and Money Market	$38,722	103	0.35%	$28,811	112	0.52%
Savings deposits	41,555	45	0.14%	36,741	62	0.22%
Certificates of deposit	47,177	655	1.85%	53,709	859	2.13%
Total interest-bearing deposits	127,454	803	0.84%	119,261	1,033	1.15%
FHLB advances and other borrowings	7,814	19	0.32%	803	12	1.99%
PPP Liquidity Facility borrowings	5,641	13	0.31%	—	—	—%
Total interest-bearing liabilities	140,909	835	0.79%	120,064	1,045	1.16%
Non-interest bearing demand deposits	14,009			7,894
Other non-interest bearing liabilities	1,251			881
Total Liabilities	156,169			128,839
Total Equity	21,483			20,438
Total liabilities and equity	$177,652			$149,277
Net interest income		$3,837			$3,420
Net interest rate spread (2)	2.98%			3.11%
Net interest-earning assets (3)	$24,958			$19,917
Net interest margin (4)	3.09%			3.27%
Average interest-earning assets to interest-bearing liabilities	117.71%			116.59%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended March 31,			Three Months Ended March 31,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets: Loans (excluding PPP loans)	$75	$38	$113	$170	$(105)	$65
PPP loans	279	—	279	186	—	186
Debt securities	(37)	(81)	(118)	(27)	(8)	(35)
Cash and cash equivalents	57	(131)	(74)	52	(79)	(27)
Other	—	7	7	—	1	1
Total interest-earning assets	374	(167)	207	381	(191)	190
Interest-bearing liabilities: Demand deposits/NOW and Money Market	13	(22)	(9)	16	(15)	1
Savings deposits	3	(20)	(17)	4	(7)	(3)
Certificates of deposit	(35)	(169)	(204)	(6)	(65)	(71)
Total interest-bearing deposits	(19)	(211)	(230)	14	(87)	(73)
FHLB advances and other borrowings	35	(28)	7	—	5	5
PPP Liquidity Facility borrowings	—	13	13	—	2	2
Total interest-bearing liabilities	16	(226)	(210)	14	(80)	(66)
Change in net interest income	$358	$59	$417	$367	$(111)	$256

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income was $219,000 for the three months ended March 31, 2021, an increase of $190,000, or 654.9%, from net income of $29,000 for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 was primarily attributed to a $197,000 increase in non-interest income and a $254,000 increase in net interest income, partially offset by a $127,000 increase in non-interest expenses and a $134,000 increase in provision for income taxes.

Interest Income. Interest income increased by $189,000, or 13.2%, to $1.6 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020 due to an increase in loan interest income, partially offset by decreases in debt securities interest income and cash and cash equivalents interest income.

Loan interest income increased by $250,000, or 19.7%, to $1.5 million for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020, due to an increase in the average balance of the loan portfolio, partially offset by a decrease in the average yield on loans. The average balance of the loan portfolio (including PPP loans) increased by $24.0 million, or 22.3%, from $107.8 million for the three months ended March 31, 2020 to $131.8 million for the three months ended March 31, 2021. The increase in the average balance of loans was due to our continued efforts to increase commercial real estate loans and Marathon Bank’s participation in the PPP loan program. One-to-four family residenatial loans and multi-family loans also increased. The average yield on the loan portfolio (excluding PPP loans) decreased by 31 basis points from 4.83% for the three months ended March 31, 2020 to 4.52% for the three months ended March 31, 2021. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since March 31, 2020.

Debt securities interest income decreased $35,000, or 30.0%, to $83,000 for the three months ended March 31, 2021 from $118,000 for the three months ended March 31, 2020 due to decreases of $3.8 million in the average balance of the debt securities portfolio and 25 basis points in the average yield on the debt securities portfolio to 2.63% for the three months ended March 31, 2021 from 2.88% for the three months ended March 31, 2020. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns and redemptions of municipal bonds. The decrease in the average yield of debt securities was due to the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Cash and cash equivalents interest income decreased by $27,000, or 81.8%, to $6,000 for the three months ended March 31, 2021 as compared to $33,000 for the three months ended March 31, 2020. The decrease in interest income on cash and cash equivalents was due to a 96 basis points decrease in average yield to 0.07% for the three months ended March 31, 2021 from 1.03% for the three months ended March 31, 2020, reflecting lower market interest rates, including a significant drop in market interest rates during the second and third calendar quarters of 2020, partially offset by an increase in the average balance of cash and cash equivalents of $20.2 million, or 156.1%, to $33.2 million for the three months ended March 31, 2021 from $13.0 million for the three months ended March 31, 2020. The increase in the average balance of cash and cash equivalents was primarily due to an increase in fed funds that was only partially used to fund loan originations.

Interest Expense. Interest expense decreased $66,000, or 20.1%, to $262,000 for the three months ended March 31, 2021 from $328,000 for the three months ended March 31, 2020, due to a decrease of $73,000 in interest paid on deposits, offset by an increase of $7,000 in interest paid on borrowings.

Interest expense on deposits decreased $73,000, or 22.3%, to $255,000 for the three months ended March 31, 2021 from $328,000 for the three months ended March 31, 2020 due to decreases in interest expense on certificates of deposit and interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $71,000, or 26.0%, to $202,000 for the three months ended March 31, 2021 from $273,000 for the three months ended March 31, 2020 due to decreases in the average balance of certificates of deposit and the average rate paid on certificates of deposit. The average balance of certificates of deposit decreased by $1.1 million for the three months ended March 31, 2021 compared to the prior year period due to our strategic initiative to reduce our higher cost certificates of deposit. In addition, the average rate paid on certificates of deposit decreased 51 basis points to 1.64% for the three months ended March 31, 2021 from 2.15% for the three months ended March 31, 2020, due to the decline in market rates. Interest expense on interest-bearing core deposits decreased $2,000, or 3.6%, to $53,000 for the three months ended March 31, 2021 from $55,000 for the three months ended March 31, 2020. The average rate paid on our interest-bearing core deposits decreased by 11 basis points to 0.25% for the three months ended March 31, 2021 from 0.34% for the three months ended March 31, 2020 due to the decline in market rates. This decrease was partially offset by an increase in the average balance of our interest-bearing core deposits by $20.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of the impact of the COVID-19 pandemic on consumer and business spending and savings levels.

Net Interest Income. Net interest income increased $255,000, or 23.3%, to $1.4 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020 due to an increase in net interest-earning assets, partially offset by a decrease in the net interest rate spread. Net interest-earning assets increased by $9.7 million, or 48.7%, to $29.6 million for the three months ended March 31, 2021 from $19.9 million for the three months ended March 31, 2020. Net interest rate spread decreased by 10 basis points to 3.00% for the three months ended March 31, 2021 from 3.10% for the three months ended March 31, 2020, reflecting a 51 basis points decrease in the average yield on interest-earning assets, partially offset by a 41 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 13 basis points to 3.11% for the three months ended March 31, 2021 from 3.24% for the three months ended March 31, 2020 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. We expect further compression in our net interest margin in future periods.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended March 31, 2021 or 2020. Our allowance for loan losses was $2.1 million at March 31, 2021 and $1.5 million at March 31, 2020. The allowance for loan losses to total loans was 1.49% at March 31, 2021 and 1.43% at March 31, 2020. We recorded net recoveries of $1,000 for the three months ended March 31, 2021 and net charge-offs of $44,000 for the three months ended March 31, 2020. Non-performing assets decreased to $74,000, or 0.03% of total assets, at March 31, 2021, compared to $319,000, or 0.19% of total assets, at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$38	$40	$(2)	(5.0)%
Mortgage banking	295	95	200	210.5%
Increase in cash surrender value of BOLI	40	42	(2)	(4.8)%
Other	9	9	—	—%
Total non-interest income	$382	$186	$196	105.4%

Non-interest income increased by $196,000 to $382,000 for the three months ended March 31, 2021 from $186,000 for the three months ended March 31, 2020 due primarily to an increase in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased by $200,000 as we sold $12.6 million of mortgage loans into the secondary market during the three months ended March 31, 2021 compared to $4.4 million of such sales during the three months ended March 31, 2020 due to the decrease in market rates, which resulted in increased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$863	$776	$87	11.2%
Occupancy and equipment	171	175	(4)	(2.3)%
Data processing and office	119	112	7	6.3%
Professional fees	94	70	24	34.3%
Marketing expenses	15	20	(5)	(4.6)%
Other	129	111	18	16.2%
Total non-interest expenses	$1,391	$1,264	$127	10.0%

Non-interest expenses were $1.4 million for the three months ended March 31, 2021 as compared to $1.3 million for the three months ended March 31, 2020. Salaries and employee benefits increased $87,000 due primarily to personnel changes. Professional fees increased $24,000 primarily due to fees paid in connection with a temporary employment outsourcing arrangement and costs associated with being a public company.

Provision (benefit) for Income Taxes. Income tax expense was $123,000 for the three months ended March 31, 2021, an increase of $134,000, as compared to a benefit of ($11,000) for the three months ended March 31, 2020. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the three months ended March 31, 2021 and 2020 was 35.0% and (61.1%), respectively. During the three months ended March 31, 2021, the Bank continued to true-up their deferred income taxes to be in line with their projected effective tax rate for the fiscal year-end. This included an analysis of tax-exempt interest income items.

Comparison of Operating Results for the Nine Months Ended March 31, 2021 and 2020

General. Net income was $975,000 for the nine months ended March 31, 2021, an increase of $649,000, or 199.0%, from net income of $326,000 for the nine months ended March 31, 2020. The increase in net income for the nine months ended March 31, 2021 was primarily attributed to a $888,000 increase in non-interest income and a $417,000 increase in net interest income, partially offset by a $358,000 increase in non-interest expenses and a $298,000 increase in provision for income taxes.

Interest Income. Interest income increased by $208,000, or 4.7%, to $4.7 million for the nine months ended March 31, 2021 from $4.5 million for the nine months ended March 31, 2020 due to an increase in loan interest income, partially offset by decreases in debt securities interest income and cash and cash equivalents interest income.

Loan interest income increased by $391,000, or 9.9%, to $4.4 million for the nine months ended March 31, 2021 as compared to $4.0 million for the nine months ended March 31 2020, due to an increase in the average balance of the loan portfolio, partially offset by a decrease in the average yield on loans. The average balance of the loan portfolio increased by $13.3 million (including PPP loans), or 12.1%, from $110.2 million for the nine months ended March 31, 2020 to $123.5 million for the nine months ended March 31, 2021. The increase in the average balance of loans was primarily due to our continued efforts to increase commercial real estate loans and Marathon Bank’s participation in the PPP loan program. The average yield on the loan portfolio (excluding PPP loans) decreased by 13 basis points from 4.83% for the nine months ended March 31, 2020 to 4.70% for the nine months ended March 31, 2021. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since March 31, 2020.

Debt securities interest income decreased $118,000, or 29.0%, to $290,000 for the nine months ended March 31, 2021 from $408,000 for the nine months ended March 31, 2020 due to a decrease of $5.5 million in the average balance of the debt securities portfolio and a decrease in the average yield on the debt securities portfolio of seven basis points from 2.66% for the nine months ended March 31, 2020 to 2.59% for the nine months ended March 31, 2021. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns and redemptions of municipal bonds. The decrease in the average yield of debt securities was due to the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Cash and cash equivalents interest income decreased by $74,000, or 86.0%, to $12,000 for the nine months ended March 31, 2021 as compared to $86,000 for the nine months ended March 31, 2020. The decrease in interest income on cash and cash equivalents was due to a 121 basis points decrease in average yield to 0.06% for the nine months ended March 31 2021 from 1.27% for the nine months ended March 31, 2020, reflecting lower market interest rates, including a significant drop in market interest rates during the second and third calendar quarters of 2020, partially offset by an increase in the average balance of cash and cash equivalents of $18.1 million, or 200.0%, to $27.1 million for the nine months ended March 31, 2021 from $9.0 million for the nine months ended March 31, 2020. The increase in the average balance of cash and cash equivalents was primarily due to an increase in fed funds that was only partially used to fund loan originations.

Interest Expense. Interest expense decreased $210,000, or 20.0%, to $835,000 for the nine months ended March 31, 2021 from $1,045,000 for the nine months ended March 31, 2020, due to a decrease of $230,000 in interest paid on deposits, partially offset by an increase of $20,000 in interest paid on borrowings.

Interest expense on deposits decreased $230,000, or 22.2%, to $803,000 for the nine months ended March 31, 2021 from $1,033,000 for the nine months ended March 31, 2020 due to decreases in interest expense on certificates of deposit and interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $204,000, or 23.7%, to $655,000 for the nine months ended March 31, 2021 from $859,000 for the nine months ended March 31, 2020 due to decreases in the average balance of certificates of deposit and the average rate paid on certificates of deposit. The average balance of certificates of deposit decreased by $6.5 million for the nine months ended March 31, 2021 compared to the prior year period due to our strategic initiative to reduce our higher cost certificates of deposit. In addition, the average rate paid on certificates of deposit decreased 28 basis points to 1.85% for the nine months ended March 31, 2021 from 2.13% for the nine months ended March 31, 2020 due to the decline in market rates. Interest expense on interest-bearing core deposits decreased $26,000, or 14.9%, to $148,000 for the nine months ended March 31, 2021 from $174,000 for the nine months ended March 31, 2020. The average rate paid on our interest-bearing core deposits decreased by 10 basis points to 0.25% for the nine months ended March 31, 2021 from 0.35% for the nine months ended March 31, 2020 due to the decline in market rates. This decrease was partially offset by an increase in the average balance of our interest-bearing core deposits by $17.2 million during the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 as a result of the impact of the COVID-19 pandemic on consumer and business spending and savings levels.

Interest expense on borrowings increased $20,000, or 170.0% to $32,000 for the nine months ended March 31, 2021 from $12,000 for the nine months ended March 31, 2020. The average balance of borrowings for the nine months ended March 31, 2021 was $13.5 million with an average rate of 0.32% compared to an average balance of $803,000 with an average rate of 1.99% for the nine months ended March 31, 2020. The increase in the average balance of borrowings was due to additional borrowings that we used to enhance our liquidity position as a result of the COVID-19 pandemic and our use of the Federal Reserve PPP Liquidity Facility to fund PPP loans. The 167 basis points decrease in the average rate paid on borrowings was primarily due to the decrease in market interest rates since March 31, 2020 and the low borrowing rate for the Federal Reserve PPP Liquidity Facility.

Net Interest Income. Net interest income increased $417,000, or 12.0%, to $3.8 million for the nine months ended March 31, 2021 from $3.4 million for the nine months ended March 31, 2020 due to an increase in net interest-earning assets, partially offset by a decrease in the net interest rate spread. Net interest-earning assets increased by $5.1 million, or 25.6%, to $25.0 million for the nine months ended March 31, 2021 from $19.9 million for the nine months ended March 31, 2020. Net interest rate spread decreased by 13 basis points to 2.98% for the nine months ended March 31, 2021 from 3.11% for the nine months ended March 31, 2020, reflecting a 50 basis points decrease in the average yield on interest-earnings assets, partially offset by a 37 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 18 basis points to 3.09% for the nine months ended March 31, 2021 from 3.27% for the nine months ended March 31, 2020 due to the increase in lower yielding average interest earning assets and the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. We expect further compression in our net interest margin in future periods.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended March 31, 2021 or 2020. Our allowance for loan losses was $2.1 million at March 31, 2021 and $1.5 million at March 31, 2020. The allowance for loan losses to total loans was 1.49% at March 31, 2021 and 1.43% at March 31, 2020. We recorded net recoveries of $419,000 for the nine months ended March 31, 2021 and net charge-offs of $81,000 for the nine months ended March 31, 2020. The net recoveries for the nine months ended March 31, 2021 relate primarily to the recovery of a commercial and industrial loan that was charged-off back in 2016 and paid off in 2020. Non-performing assets decreased to $0 at March 31, 2021, compared to $319,000, or 0.19% of total assets, at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$124	$140	$(16)	(11.4)%
Mortgage banking	1,177	251	926	368.9%
Increase in cash surrender value of BOLI	124	124	—	-%
(Loss) gain on sale of foreclosed real estate	11	(2)	13	1,200.0%
Other	18	53	(35)	(66.0)%
Total non-interest income	$1,454	$566	$888	156.9%

Non-interest income increased by $888,000 to $1.5 million for the nine months ended March 31, 2021 from $566,000 for the nine months ended March 31, 2020 due primarily to an increase in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased $926,000 as we sold $43.6 million of mortgage loans into the secondary market during the nine months ended March 31, 2021 compared to $12.5 million of such sales during the nine months ended March 31, 2020 due to the decrease in market rates, which resulted in increased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,471	$2,256	$215	8.7%
Occupancy and equipment	496	507	(11)	(2.2)%
Data processing and office	348	308	40	13.0%
Professional fees	228	145	83	57.2%
Marketing expenses	49	56	(7)	(12.5)%
Other	378	340	38	11.2%
Total non-interest expenses	$3,970	$3,612	$358	9.9%

Non-interest expenses were $4.0 million for the nine months ended March 31, 2021 as compared to $3.6 million for the nine months ended March 31, 2020. Salaries and employee benefits increased $215,000 due primarily to personnel changes. Professional fees increased $83,000 primarily due to fees paid in connection with a temporary employment outsourcing arrangement and costs associated with being a public company.

Provision for Income Taxes. Income tax expense was $346,000 for the nine months ended March 31, 2021, an increase of $298,000, as compared to $48,000 for the nine months ended March 31, 2020. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the nine months ended March 31, 2021 and 2020 was 26.2% and 12.8%, respectively. The increase in the effective tax rate for the nine months ended March 31, 2021 was a result of the change in tax-exempt interest income items.

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across our loan portfolios. The Company anticipates that the number and amount of these modifications will decrease in the fourth fiscal quarter of 2021. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated (excluding COVID-19 deferrals). We had no PPP loans delinquent at March 31, 2021 or June 30, 2020.

	At March 31, 2021			At June 30, 2020
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$415	$—	$—	$—	$72	$255
Multifamily	—	—	—	—	—	—
Commercial	286	—	—	—	31	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2,250	—
Consumer	16	16	—	—	—	—
Total	$717	$16	$—	$—	$2,353	$255

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0 and $91,000 as of March 31, 2021 and June 30, 2020, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	March 31,	At June 30,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$255
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	—	255
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	64
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	64
Total non-performing assets	$—	$319
Total accruing troubled debt restructured loans	$554	$1,982
Total non-performing assets to total loans	—%	0.27%
Total non-accruing loans to total loans	—%	0.21%
Total non-performing assets to total assets	—%	0.19%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At	At June 30,
	March 31,	2020

	(In thousands)

Classification of Loans:
Substandard	$—	$2,486
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$2,486
Special Mention	$4,920	$1,744

During the nine months ended March 31, 2021, we upgraded $2.2 million in commercial and industrial loans and $236,000 in commercial real estate loans to special mention/watch from substandard.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,700	$1,629	$2,118	$1,592
Provision for loan losses	—	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	(88)	—	(45)
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	(88)	—	(45)
Recoveries:
Real estate loans:	—	—	—	—
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	73	—	—	—
Commercial and industrial	341	—	—	—
Consumer	5	7	1	1
Total recoveries	419	7	1	1
Net (charge-offs) recoveries	419	(81)	1	(44)
Allowance at end of period	$2,119	$1,548	$2,119	$1,548
Allowance to non-performing loans	—%	1,664.52%	—%	1,664.52%
Allowance to total loans outstanding at the end of the period	1.49%	1.43%	1.49%	1.43%
Net (charge-offs) recoveries to average loans outstanding during the period	0.34%	(0.07)%	0.00%	(0.04)%

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

	At March 31, 2021			At June 30, 2020

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in Thousands)
Commercial real estate	$853,013	40.2%	37.9%	$274,997	16.2%	34.3%
Commercial and industrial	167,770	7.9%	8.8%	1,021,083	60.1%	11.0%
Construction	145,571	6.9%	8.0%	43,858	2.6%	9.3%
One-to-four-family residential	682,915	32.2%	34.5%	339,449	20.0%	35%
Multi-family real estate	97,504	4.6%	9.2%	10,057	0.6%	8.1%
Consumer	9,617	0.5%	1.6%	2,003	0.1%	2.2%
Unallocated	162,904	7.7%	—	8,530	0.5%	—%
Total	$2,119,294	100%	100%	$1,699,977	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2021, we had a $61.1 million line of credit with the Federal Home Loan Bank of Chicago, and had $4.0 million of borrowings outstanding as of that date. Under the Federal Reserve PPP Liquidity Facility program, we have borrowed $12.2 million to fund PPP loans as of March 31, 2021 which is secured by an equal amount of PPP loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($54,000) and $59,000 for the nine  months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was ($18.2) million and $16.3 million for the nine months ended March 31, 2021 and 2020 , respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was $44.6 million and ($1.1) million for the nine months ended March 31, 2021 and 2020, respectively.

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

At March 31, 2021, Marathon Bank was classified as “well capitalized” for regulatory capital purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had outstanding commitments to originate loans of $16.7 million, and outstanding commitments to sell loans of $3.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from March 31, 2021 totaled $23.0 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Internal Control over Financial Reporting

There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of March 31, 2021, the Bank is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Bank.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(b)On December 11, 2020, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual holding company reorganization of Marathon Bank and the related offering of common stock by the Company. The Registration Statement (File No. 333-251314) was declared effective by the Securities and Exchange Commission on February 11, 2021. The Company registered 1,071,225 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $10.7 million. The stock offering commenced on February 19, 2021 and ended on April 14, 2021.

Janney Montgomery Scott LLC (“Janney”) was engaged to assist in the marketing of the common stock and for records management services. For its services, Janney received a fee of $285,000. Janney was also reimbursed $85,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $10.0 million, through the sale of 1,003,274 shares of common stock at a price of $10.00 per share. Expenses, net proceeds and use of proceeds related to the offering will be provided supplementally.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Statements of Income, (ii) the Balance Sheets, (iii) Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: May 13, 2021	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)