Form 10-K
period 2021-06-30
Marathon Bancorp, Inc. /MD/
filed 2021-09-28
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No     ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No     ⌧

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

Yes ⌧       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7263(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2020 was zero. The Company had no outstanding shares as of that date.

As of September 28, 2021, there were 2,229,497 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2021 Annual Meeting of Shareholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

June 30, 2021

MARATHON BANCORP, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

conditions relating to the Coronavirus Disease 2019 (“COVID-19”) pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third-party providers to perform as expected;
•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our ability to control operating costs and expenses, including compensation expense associated with future equity allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

ITEM 1: BUSINESS

BUSINESS OF MARATHON BANCORP, INC.

Marathon Bancorp, Inc. (the “Company”), a Maryland corporation, was formed in December 2020 to serve as the mid-tier holding company for Marathon Bank (the “Bank”) upon the completion of the Bank’s mutual holding company reorganization and offering.

On April 14, 2021, the Bank completed its reorganization into the mutual holding company structure and the related stock offering of the Company, the Bank’s new holding company. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company, the Company issued and sold 45.0% of its outstanding shares in its stock offering to the public, and the Company issued 55.0% of its outstanding shares to Marathon MHC, which is the Company’s mutual holding company. A total of 1,003,274 shares of common stock were sold in the stock offering to depositors of the Bank and other members of the public, including the Bank’s employee stock ownership plan at a price of $10.00 per share. A total of 1,226,223 shares of common stock were issued to Marathon MHC. A total of 2,229,497 shares of the Company’s common stock, was outstanding following the completion of the offering. Gross offering proceeds totaled $10.0 million. The Company’s common stock is quoted on the OTC Pink Marketplace under the trading symbol MBBC.

Marathon Bancorp, Inc., as the holding company of Marathon Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System ( the “Federal Reserve Board”) and the Wisconsin Department of Financial Institutions (the “WDFI”).

Our cash flow will depend on earnings from the investment of the net proceeds we retain, and any dividends received from Marathon Bank. Initially, Marathon Bancorp, Inc. will neither own nor lease any property, but will instead use the premises, equipment and furniture of Marathon Bank. At the present time, we intend to employ only persons who are officers of Marathon Bank to serve as officers of Marathon Bancorp, Inc. We will also use the support staff of Marathon Bank from time to time. These persons will not be separately compensated by Marathon Bancorp, Inc. Marathon Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

As a result of the completed minority stock offering, the Company files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Company’s website www.marathonbancorp.com  on the “Investor Relations” page, without charge from the Company.

BUSINESS OF MARATHON MHC

Marathon MHC was formed as a Wisconsin-chartered mutual holding company and will at all times own a majority of the outstanding shares of Marathon Bancorp, Inc.’s common stock. Persons who had membership rights in Marathon Bank as of the date of the reorganization will continue to have membership rights; however, these membership rights will be in Marathon MHC.

Marathon MHC’s principal assets are the common stock of Marathon Bancorp, Inc. it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed by Marathon Bank. Presently, it is expected that the only business activity of Marathon MHC will be to own a majority of Marathon Bancorp, Inc.’s common stock. Marathon MHC will be authorized, however, to engage in any other business activities that are permissible for mutual holding companies under state and federal law, including investing in loans and securities. Marathon MHC is subject to comprehensive regulation and examination by the Federal Reserve Board and the WDFI.

Marathon MHC will neither own nor lease any property, but will instead use the premises, equipment and furniture of Marathon Bank. It is anticipated that Marathon MHC will employ only persons who are officers of Marathon Bank to serve as officers of Marathon MHC. Those persons will not be separately compensated by Marathon MHC. The initial directors of Marathon MHC consist of the current directors of Marathon Bank.

BUSINESS OF MARATHON BANK

General

Marathon Bank is a Wisconsin-chartered savings bank headquartered in Wausau, Wisconsin. The Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the WDFI. Founded in 1902, we conduct our business from our main office and three branch offices, which are located in Marathon and Ozaukee Counties, Wisconsin. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader and includes select businesses and customers in Southeastern Wisconsin. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

From our founding until 2014, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In February 2014, we hired our current president and chief executive officer, Nicholas W. Zillges, and since this time we have strengthened and modernized our operations through upgrades to our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Zillges, we have begun the process of developing a commercial real estate lending infrastructure, with a particular focus on expanding into the Southeastern Wisconsin, including the Milwaukee metropolitan area, to diversify our balance sheet, which included reducing our investment portfolio and using those funds to grow our commercial loan portfolio. As part of our effort to expand into Southeastern Wisconsin, in 2018 we opened a new branch in Mequon, Wisconsin. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits. While we have developed our commercial real estate platform in recent years, we also remain committed to our local community and intend to continue to be a significant one- to four-family residential mortgage lender in our market areas.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, multifamily real estate loans and, to a lesser extent, commercial and industrial loans, construction loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating more commercial real estate and multifamily real estate loans in an effort to further diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate debt securities and U.S. government and agency securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Chicago, to fund our operations as necessary.

At June 30, 2021, we had total consolidated assets of $213.6 million, total deposits of $172.0 million and total stockholders’ equity of $29.8 million. Our executive office is located at 500 Scott Street, Wausau, Wisconsin 53226, and our telephone number at this address is (715) 845-7331. Our website address is www.marathonbank.com. Information on our website is not and should not be considered a part of this Form 10-K.

Market Area

We conduct our business from our main office and three branch offices, which are located in Marathon and Ozaukee Counties, Wisconsin. Our primary market area is broadly defined as the Wausau, Wisconsin metropolitan area, including Marathon and Ozaukee Counties. In recent years, we have expanded our operations into Southeastern Wisconsin, primarily Milwaukee and Waukesha counties. We expect further growth in the Southeastern Wisconsin market area, including the Milwaukee metropolitan area. The following discusses the demographics of the counties in which we operate.

Marathon County’s total population for 2021 is estimated at 135,868, approximately 1.35% growth since 2010. Marathon County’s population growth is projected to be 0.77% between 2021 and 2026. A relatively high percentage of Marathon County’s non-farm, non-government workforce is in the education, healthcare and social services sector, estimated at over 25% of the labor force. Other significant employer industries in the county include wholesale/retail trade and finance/insurance/real estate. Median household income in Marathon County for 2021 is estimated to be $68,201.

Ozaukee County’s total population for 2021 is estimated at 89,637, which is expected to grow 1.54% between 2021 and 2026. Education, healthcare and social services industry represents over 25% of the labor force. Other significant employer industries in Ozaukee County include retail trade and services. Median household income in Ozaukee County for 2021 is estimated to be $88,966.

Milwaukee County’s total population for 2021 is estimated at 942,546, approximately 0.55% decrease since 2010 and is projected to decrease 0.14% through 2026. Milwaukee County’s most significant employers are in the education, healthcare and social assistance, services, retail trade and finance/insurance/real estate industries. Median household income in Milwaukee County for 2021 is estimated to be $54,231.

Waukesha County, total population for 2021 is estimated at 406,583, approximately 4.28% growth since 2010 and is projected to grow 1.76% by 2026. The most significant employers in Waukesha county are in the education, health care and social services, wholesale/retail trade, services and finance/insurance/real estate industries. Waukesha County has the highest median household income of any of Marathon Bank’s market area counties for 2021, estimated to be $93,695.

Unemployment rates as of June 30, 2021 and June 30, 2020 are set forth in the following table.

Region	June 2021	June 2020
United States	5.9%	7.7%
Wisconsin	3.9%	4.7%
Marathon County	3.5%	3.5%
Ozaukee County	3.9%	4.2%
Milwaukee County	6.7%	7.3%
Waukesha County	3.8%	4.3%

Major employers in Marathon Bank’s market area are United Medical Resources, Aspirus, Columbia-St. Mary’s hospital, Aurora Health Care, Ascension Wisconsin, GE Healthcare Technologies, Kroger Co. and Kohl’s.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2021 (the most recent date for which data is available), our market share of deposits represented 3.38% of FDIC-insured deposits in Marathon County, ranking us ninth in market share of deposits out of 19 institutions operating in the county. In addition, as of that date, our market share of deposits represented 0.71% of FDIC-insured deposits in Ozaukee County, ranking us 14th in market share of deposits out of 15 institutions operating in the county.

Lending Activities

General. Our lending activity consists of originating one- to four-family residential real estate loans, commercial real estate loans, multifamily real estate loans and, to a lesser extent, commercial and industrial loans, construction loans and consumer loans. Subject to market conditions, we intend to increase originations of commercial real estate loans and multifamily real estate loans in order to increase the overall yield earned on our loans and manage interest rate risk.

We generally sell the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while holding in our portfolio adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate
One- to four-family residential real estate (1)	$48,405	33.0%	$41,722	35.1%
Multifamily	17,268	11.8%	9,579	8.1%
Commercial	52,148	35.5%	40,776	34.3%
Construction	7,985	5.4%	11,103	9.3%
Commercial and industrial	8,899	6.1%	6,664	5.6%
Paycheck Protection Program Loans	10,379	7.1%	6,375	5.4%
Consumer	1,789	1.1%	2,654	2.2%
Total loans	146,873	100.0%	118,873	100.0%
Less:
Deferred loan fees	518		254
Allowance for losses	2,186		1,700
Total loans, net	$144,169		$116,919
(1)	Includes loans held for sale of $131,000 and $238,000 at June 30, 2021 and June 30, 2020, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ. Excludes loans held for sale.

				One- to Four-
	Commercial	Commercial		Family
	Real Estate	and Industrial	Construction	Residential

	(In thousands)
Amounts due in:
One year or less	$4,929	$328	$2,003	$1,072
More than one to five years	36,007	4,345	5,056	13,424
More than five to 15 years	10,727	4,226	302	16,453
More than 15 years	485	—	624	17,325
Total	$52,148	$8,899	$7,985	$48,274

	Multifamily		Payroll
	Real Estate	Consumer	Protection Program	Total

	(In thousands)
Amounts due in:
One year or less	$612	$345	$1	$9,290
More than one to five years	14,846	1,159	10,378	85,215
More than five to 15 years	1,810	243	—	33,761
More than 15 years	—	42	—	18,476
Total	$17,268	$1,789	$10,379	$146,742

The following table sets forth our fixed and adjustable-rate loans at June 30, 2021 that are contractually due after June 30, 2022. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$11,195	$36,007	$47,202
Multifamily	16,324	332	$16,656
Commercial	45,273	1,946	$47,219
Construction	5,982	—	$5,982
Commercial and industrial loans	8,456	115	$8,571
Consumer	488	956	$1,444
Payroll Protection Program Loans	10,378	—	$10,378
Total loans	$98,096	$39,356	$137,452

One- to Four-Family Residential Real Estate Lending. At June 30, 2021, we had $48.4 million of loans secured by one- to four-family residential real estate, representing 33.0% of our total loan portfolio, which included $131,000 of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At June 30, 2021, 24.4% of our one- to four-family residential real estate loans were fixed-rate loans, and 75.6% of such loans were adjustable-rate loans. At June 30, 2021, $1.8 million of our loans secured by one- to four-family residential real estate were in a junior lien position.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2021 was $548,250 for single-family homes in our market area. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to government-sponsored enterprises such as Freddie Mac and Fannie Mae and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We retain a majority of our jumbo loans in our loan portfolio. Jumbo loans that we originate may be fixed- or adjustable-rate loans and typically have 10 to 30 year terms with maximum loan-to-value ratios of 80%. At June 30, 2021, we had $26.1 million in jumbo loans, which represented 53.8% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $1.2 million at June 30, 2021. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Marathon County, Wisconsin.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging up to 30 years and generally have fixed rates for initial terms of five years, although we also offer terms of three or seven years. Generally, our adjustable rate one- to four-family residential real estate loans are not adjusted based on an index but are adjusted from time-to-time internally at the discretion of Marathon Bank. The maximum amount by which the initial interest rate may be increased is up to 1.0% per year during the adjustment period, with a lifetime interest rate cap of 15% over the initial interest rate of the loan. We typically hold in our loan portfolio our adjustable-rate one- to four-family residential real estate loans.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 100%.

We generally do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Generally, residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of Marathon Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At June 30, 2021, we had $52.1 million in commercial real estate loans, representing 35.5% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and other special purpose commercial properties, primarily in Southeastern Wisconsin. At June 30, 2021, $41.0 million of our commercial real estate portfolio was secured by non-owner-occupied commercial real estate.

Our commercial real estate loans generally are fixed rate, have initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of cost or appraised value of the property securing the loan.

At June 30, 2021, the average loan size of our commercial real estate loans was $891,000, and the largest of such loans was a $5.4 million loan secured by a commercial retail rental property. This loan was performing in accordance with its repayment terms at June 30, 2021.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25x. All commercial real estate loans of $500,000 or more are appraised by outside independent appraisers.

Personal guarantees are generally obtained from the principals of commercial real estate loans. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area.

Multifamily Real Estate Loans. At June 30, 2021, multifamily real estate loans were $17.3 million, or 11.8%, of our total loan portfolio, which was partly due to our purchases of participation interests in multifamily real estate loans totaling $6.7 million. Our multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

At June 30, 2021, the average loan size of our multifamily real estate loans was $909,000 and the largest of such loans was a $2.4 million loan secured by multiple non-owner-occupied rental properties. This loan was performing in accordance with its repayment terms at June 30, 2021.

In underwriting multifamily real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from multifamily real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. Underwriting for our multifamily loan participations is the same as for those internally originated.

Commercial and Industrial Loans. At June 30, 2021, we had $19.3 million of commercial and industrial loans, representing 13.2% of our total portfolio, which includes $10.4 million of unsecured Paycheck Protection Program (“PPP”) loans guaranteed by the SBA. These loans are generally originated to small businesses and medical providers in our primary market areas. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment or inventory. To the extent these loans are secured, they are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally lines of credit with terms of one to two years. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to The Wall Street Journal Prime Rate. We generally obtain personal guarantees with commercial and industrial loans.

At June 30, 2021, the average loan size of our commercial and industrial loans was $96,000, and our largest outstanding commercial and industrial loan balance was a $1.6 million loan to a commercial concrete contractor. This loan was performing in accordance with its repayment terms at June 30, 2021.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. At June 30, 2021, excluding our PPP loans, $5.7 million of commercial and industrial loans are unsecured.

Commercial and industrial loans also include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation which enabled us to originate PPP loans. We subsequently became approved as a qualified SBA lender. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 109 PPP loans totaling $10.4 million. At June 30, 2021, we have submitted 169 loans for a total of $8.0 million to the SBA for forgiveness. The PPP ended in May 2021.

Construction Loans. At June 30, 2021, construction loans totaled $8.0 million, or 5.4% of our total loan portfolio. We also have undrawn amounts on construction loans totaling $2.1 million at June 30, 2021. Most of these loans are with local developers for the construction of commercial real estate developments and are secured by properties located in our primary market areas. Because our construction loan originations are with select customers, the terms of our construction loan originations are not based on standardized terms and instead are individually negotiated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, and loans secured by certificates of deposit. At June 30, 2021, our consumer loan portfolio totaled $1.8 million, or 1.1% of our total loan portfolio. At June 30, 2021, we had $124,000 in unsecured consumer loans.

At June 30, 2021, home equity lines of credit (which we categorize as consumer loans) totaled $1.1 million in outstanding balances. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with an aggregate loan-to-value ratio up to 80%. Our home equity lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the Prime Rate, as reported in The Wall Street Journal.

Loan Underwriting Risks

Commercial Real Estate and Multifamily Real Estate Loans. Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concerns in commercial and multifamily real estate lending are the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial or multifamily real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. A Phase I environmental site assessment is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial or multifamily real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial and multifamily real estate loans can be unpredictable and substantial.

One- to Four-Family Non-Owner Occupied Residential Real Estate Loans. One- to four-family non-owner occupied residential real estate loans are subject to some of the same risks as our commercial real estate and multifamily real estate loans, in that they depend on the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Such loans are also subject to similar risks with respect to foreclosures and subsequent operations of the property and resale.

Construction, Land and Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Commercial and Industrial Loans. Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards.

Consumer Loans. Consumer loans other than home equity loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Balloon Loans. Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they may reprice at the end of the term, subject to renegotiation of rate and terms at maturity, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline prior to the expiration of the term of the loan or in a rising interest rate environment.

Adjustable-Rate Loans. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

Originations, Purchases and Sales of Loans

Residential lending activities are conducted by salaried and commissioned loan personnel operating at our main and branch office locations. Loans we originate are underwritten pursuant to our policies and procedures. Loans originated with the intent for sale are also underwritten pursuant to secondary market guidelines. Our ability to originate fixed-rate loans, adjustable-rate loans or balloon loans depends on relative customer demand for such loans, which can be affected by current and expected future levels of market interest rates. We originate residential real estate loans through our loan originators, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, accountants and financial advisors.

Commercial lending activities are conducted by salaried commercial lenders operating primarily out of our main location. All loans originated by us are underwritten pursuant to our policies and procedures. Our commercial loans are typically fixed-rate balloon loans with terms of typically five years, with loan rates dependent on current and expected future levels of market interest rates. Commercial and multifamily lending are sourced primarily through loan originator contacts, networking and marketing efforts, our customer base and referrals from real estate brokers, accountants and financial advisors.

We currently sell a significant majority of the conforming fixed-rate one- to four-family residential real estate loans we originate on the secondary market. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to Fannie Mae, Freddie Mac and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. During the year ended June 30, 2021, we originated $50.6 million of one- to four-family residential real estate loans and sold $51.7 million, and during the year ended June 30, 2020, we originated $26.5 million of one- to four-family residential real estate loans and sold $27.0 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We purchase loan participations secured by properties primarily within the state of Wisconsin in loans in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2021, the outstanding balances of our loan participations where we are not the lead lender totaled $18.6 million, or 13.1% of our loan portfolio, of which $10.3 million were commercial real estate loans, $6.7 million were multifamily real estate loans and $1.6 million were commercial and industrial loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2021, we had participated out portions of six loans with an aggregate amount of $5.5 million. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2021, based on the 20% limitation, our loans-to-one-borrower limit was approximately $5.5 million. At June 30, 2021, our largest loan relationship with one borrower was for $5.2 million, which was secured by commercial real estate properties, with the underlying loans performing in accordance with their original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our president and chief executive officer has individual authorization to approve loans up to $500,000. Our chief credit officer has individual authorization to approve loans up to $100,000. Our Loan Committee, which consists of at least two board members and our chief executive officer and chief credit officer can approve loans up to $1.0 million in the aggregate. Loans in excess of $1.0 million require the approval of our full board of directors.

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 10 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 45 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of Marathon Bank to work further with the borrower to arrange a workout plan. The foreclosure process would begin when a loan becomes 120 days delinquent. From time to time we may accept deeds in lieu of foreclosure.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. The table below excludes loans deferred pursuant to COVID-19 modifications. We had no PPP loans delinquent at June 30, 2021.

	At June 30,
	2021			2020
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$30	$4	$178	$—	$72	$255
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	31	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	2,250	—
Paycheck Protection Program loans	—	—	—	—	—	—
Consumer loans	15	—	—	—
Total	$45	$4	$178	$—	$2,353	$255

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $72,000 and $91,000 as of June 30, 2021 and 2020,

respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At June 30,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$178	$255
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	178	255

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	—	64
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer loans	—	—
Total real estate owned	—	64

Total non-performing assets	$178	$319

Total accruing troubled debt restructured loans	$468	$1,982
Total non-performing loans to total loans	0.12%	0.27%
Total non-performing loans to total assets	0.08%	0.19%
Total non-performing assets to total assets	0.08%	0.19%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At June 30,
	2021	2020

	(In thousands)

Classification of Loans:
Substandard	$—	$2,486
Doubtful	—	—
Loss	—	—
Total Classified Assets	$—	$2,486
Special Mention/Watch	$5,257	$1,744

During the three months ended September 30, 2020, we upgraded $2.2 million in commercial and industrial loans and $236,000 in commercial real estate loans from substandard to special mention/watch due to the improved cash flow position of these loans and their compliance with all scheduled loan payments over the previous twelve months.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which had experienced deterioration due to the effects of the COVID-19 pandemic. At June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended
	June 30,
	2021	2020

	(Dollars in thousands)
Allowance at beginning of year	$1,700	$1,629
Provision for loan losses	—	150

Charge offs:
Real estate loans:
One- to four-family residential	—	89
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Paycheck Protection Program loans	—	—
Consumer loans	—	—
Total charge-offs	—	89

Recoveries:
Real estate loans:	—	—
One- to four-family residential	1	—
Multifamily	—	—
Commercial	65	—
Construction	73	—
Commercial and industrial loans	341	—
Paycheck Protection Program loans	—	—
Consumer loans	6	10
Total recoveries	486	10

Net (charge-offs) recoveries	486	(79)

Allowance at end of year	$2,186	$1,700

Allowance to non-performing loans	1228.1%	666.7%
Allowance to total loans outstanding at the end of the year	1.49%	1.43%
Net (charge-offs) recoveries to average loans outstanding during the year	0.38%	(0.07)%

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

	At June 30,
	2021			2020
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
		to Total	Each		to Total	Each
		Allocated	Category to		Allocated	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$409	18.7%	33.0%	$339	19.9%	35.1%
Multifamily	134	6.1%	11.8%	10	0.6%	8.1%
Commercial	1,036	47.4%	35.5%	275	16.2%	34.3%
Construction	60	2.7%	5.4%	44	2.6%	9.3%
Commercial and industrial loans	158	7.2%	6.1%	993	58.4%	5.6%
Paycheck Protection Program loans	—	0.0%	7.1%	29	1.7%	5.4%
Consumer	5	0.2%	1.1%	2	0.1%	2.2%
Total allocated allowance	1,802	82.4%	100.0%	1,692	99.5%	100.0%
Unallocated	384	17.6%	-	8	0.5%	-
Total allowance for loan losses	$2,186	100.0%	100.0%	$1,700	100.0%	100.0%

The change in the allowance for loan loss balances from commercial and industrial to commercial real estate was primarily related to the improved cash flow position of certain loans and their compliance with all scheduled loan payments over the previous twelve months and the growth in the commercial real estate portfolio.

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our investment/asset liability management committee, which consists of our President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and Chief Credit Officer and the board of directors, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly.

Our current investment policy authorizes us to invest in debt securities issued by the U.S. government and its agencies or government sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations and corporate debt obligations within regulatory parameters. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. At all dates below, we had a portfolio of debt securities held to maturity at amortized cost and a portfolio of debt securities available for sale which is reported at fair value.

Corporate Debt Securities. At June 30, 2021, we had corporate debt securities totaling $4.3 million, which constituted 37.1% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of five years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At June 30, 2021, we had municipal securities totaling $1.9 million, which constituted 16.2% of our securities portfolio. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At June 30, 2021, we had mortgage-backed securities totaling $5.4 million, which constituted 46.7% of our securities portfolio, including $2.0 million of agency collateralized mortgage obligations (CMOs). Of the $3.4 million of non-CMO mortgage-backed securities, $88,000 were commercial-backed and $3.3 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Marathon Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential and commercial mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential and commercial mortgage-backed securities may be used to collateralize our borrowings. Investments in residential and commercial mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $262,000 at June 30, 2021 and 2020. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The composition and maturities of the debt securities held to maturity portfolio at June 30, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our debt securities in this table at June 30, 2021, were taxable securities. Please refer to Note 3 to the financial statements for the composition and maturities of the debt securities available for sale portfolio at June 30, 2021.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Debt securities held to maturity:
Mortgage-backed securities	$170	5.1%	$539	4.79%	$—	—		$—	$709	$770	4.86%
Total	$170	—	$539	—	$—	—	$—	—	$709	$770	—

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds, and have increased our use of borrowings in recent periods. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2021, we had $17.7 million in brokered deposits. At June 30, 2021, our core deposits, which are deposits other than certificates of deposit, were $112.7 million, representing 65.6% of total deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand accounts	$23,633	13.74%	$12,383	9.24%
Demand, NOW and money market accounts	44,400	25.82%	34,888	26.03%
Savings deposits	44,689	25.99%	39,277	29.31%
Certificates of deposit	59,234	34.45%	47,467	35.42%
Total	$171,956	100.00%	$134,015	100.00%

As of June 30, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $36.3 million, of which $4.6 million was the aggregate amount of our uninsured certificates of deposit. The following table sets forth the maturity of these certificates as of June 30, 2021.

June 30, 2021
(In thousands)
Maturity Period:
Three months or less	$350
Over three months through six months	250
Over six months through twelve months	556
Over twelve months	3,450
Total	$4,606

Borrowings. As of June 30, 2021, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow up to $75.5 million subject to providing additional collateral. At June 30, 2021, we had no Federal Home Loan Bank of Chicago advances.

As of June 30, 2021, we had borrowings of $10.4 million from the Federal Reserve Bank of Chicago under the Federal Reserve PPP Liquidity Facility authorized under section 13(3) of the Federal Reserve Act, which is intended to facilitate lending by banks to small businesses under the PPP while maintaining strong liquidity to meet cash flow needs. These borrowings are secured by our PPP loans totaling $10.4 million at June 30, 2021. These borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan.

Personnel and Human Capital Resources

As of June 30, 2021, we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable.

TAXATION

Marathon Bank, Marathon MHC and Marathon Bancorp, Inc. are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Marathon MHC, Marathon Bancorp, Inc. and Marathon Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Marathon Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. Marathon Bancorp, Inc. and Marathon Bank intend to file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Marathon Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2018, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2021, the Company had approximately $2.1 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2021, the Company had no capital loss carryovers.

Corporate Dividends. Marathon Bancorp, Inc. may generally exclude from its income 100% of dividends received from Marathon Bank as a member of the same affiliated group of corporations.

State Taxation

As a Maryland business corporation, Marathon Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Maryland.

Marathon MHC and Marathon Bancorp, Inc. are subject to the Wisconsin corporate franchise (income) tax. The State of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable income of the members of a consolidated income tax group.

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. At June 30, 2021, the Company had no Wisconsin net operating loss carryforwards.

REGULATION AND SUPERVISION

General

As a state savings bank, Marathon Bank is subject to examination, supervision and regulation, primarily by the WDFI and by the FDIC. The state and federal systems of regulation and supervision establish a comprehensive framework of activities in which Marathon Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders.

Marathon Bank is also regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Marathon Bank is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

As bank holding companies, Marathon Bancorp, Inc. and Marathon MHC are subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. Marathon Bancorp, Inc. is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws, and certain state securities laws.

Set forth below are certain material regulatory requirements that are applicable to Marathon Bank and Marathon Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Marathon Bank and Marathon Bancorp, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Marathon Bancorp, Inc., Marathon Bank and their operations.

Intrastate and Interstate Merger and Branching Activities

Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the WDFI, establish one or more branch offices in the state of Wisconsin and the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon WDFI approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.

Federal Law and Regulation. The Interstate Banking Act permits the federal banking agencies to, under certain circumstances, approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. The Interstate Banking Act, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch. Mergers and the establishment of branches require the prior approval of the FDIC.

Loans and Investments

Wisconsin Law and Regulation. Under Wisconsin law and regulation, Marathon Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of the savings bank’s total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on total assets.

Wisconsin savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the WDFI, compliance with capital requirements and certain other restrictions, Wisconsin savings banks may invest in residential housing development projects. Wisconsin savings banks may also invest in service corporations or subsidiaries with the prior approval of the WDFI, subject to certain restrictions.

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2021, Marathon Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

Federal Law and Regulation. FDIC regulations also govern the equity investments of Marathon Bank and, notwithstanding Wisconsin law and regulations, such regulations prohibit Marathon Bank from making certain equity investments and generally limit Marathon Bank’s equity investments to those that are permissible for national banks and their subsidiaries. Also, under FDIC regulations, Marathon Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements and other specified criteria would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund. The current activities of Marathon Bank and its subsidiaries are permissible under applicable federal regulations.

Lending Standards

Wisconsin Law and Regulation. Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

Federal Law and Regulation. The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as Marathon Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and loan documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, 65% of the value of the collateral;
•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory loan-to-value limit is 75%;
•	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and
•

for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the supervisory limit is 85%.

Although no supervisory loan-to-value limit has been established for permanent mortgages on owner-occupied, one- to four-family or home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Deposits

Wisconsin Law and Regulation. Under Wisconsin law, Marathon Bank is permitted to establish deposit accounts and accept deposits. Marathon Bank’s board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to FDIC limitations.

Deposit Insurance

Wisconsin Law and Regulation. Under Wisconsin law, Marathon Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Marathon Bank are insured up to the applicable limits by the FDIC.

Federal Law and Regulation. Marathon Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Marathon Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Marathon Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at Marathon Bank.

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum net worth ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2021, Marathon Bank’s net worth ratio, as calculated under Wisconsin law, was 12.56%.

Federal Law and Regulation. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Marathon Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% as of January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances. Marathon Bank is deemed “well capitalized” for regulatory capital purposes as of June 30, 2021.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8.5% or greater requires the institution to comply with the generally applicable capital requirements.

Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second calendar quarter of 2020. The rule also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. As of June 30, 2021, Marathon Bank elected to use the community bank leverage ratio.

Safety and Soundness Standards

Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits, and information security. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital meets or exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

As noted above, Marathon Bank is considered “well capitalized” for regulatory capital purposes as of June 30, 2021.

Dividends

Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirements may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. In addition, prior WDFI approval is required before dividends exceeding 50% of net profits for any calendar year may be declared and before a stock dividend may be declared out of retained earnings.

The FDIC has the authority to prohibit Marathon Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of Marathon Bank. Institutions may not pay dividends if they would be “undercapitalized” following payment of the dividend within the meaning of the prompt corrective action regulations.

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2021, Marathon Bank’s Required Liquidity Ratio was 8%, and Marathon Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the U.S. Government, U.S. Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2021, Marathon Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, Marathon Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, contemplates reserve requirements on all depository institutions, including Marathon Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. In April 2020, due to a change in its approach to monetary policy due to COVID-19, the Federal Reserve Board announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve Board policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. This policy has been updated as a result of COVID-19 such that all other sources need not be exhausted before borrowing from the Federal Reserve. As of June 30, 2021, Marathon Bank met its Regulation D reserve requirements.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person (including a director, officer, the spouse of either and a member of the immediate family of such person who is living in the same residence), agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as provided under the rules of the WDFI and regulations of the FDIC. In addition, unless the prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

Federal Law and Regulation. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as Marathon Bank, and any of its affiliates, including Marathon Bancorp, Inc. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

An affiliate of a savings bank is any company or entity that controls, is controlled by or is under common control with the savings bank. A subsidiary of a savings bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the savings bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a savings bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans and other extensions of credit by a savings bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any affiliate transactions by a savings bank must be on terms that are substantially the same, or at least as favorable, to the savings bank as those that would be provided to a non-affiliate, and be consistent with safe and sound banking practices.

A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (which is generally 15% of capital and surplus). Aggregate loans by a savings bank to its insiders and insiders’ related interests in the aggregate may not exceed the savings bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

Anti-tying Restrictions

Wisconsin savings banks, such as Marathon Bank, are subject to the prohibitions on certain tying arrangements. Subject to certain exceptions, a savings bank is prohibited from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Examinations and Assessments

Marathon Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and the FDIC. Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $3 billion, which are examined every 18 months. Marathon Bank is required to pay examination fees and annual assessments to fund its supervision.

Customer Privacy

Under Wisconsin and federal law and regulations, savings banks, such as Marathon Bank, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

Community Reinvestment Act

Under the Community Reinvestment Act, Marathon Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with its examination of Marathon Bank, to assess Marathon Bank’s record of meeting the credit needs of its community and to take that record into account in the FDIC’s evaluation of certain applications by Marathon Bank. For example, the regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, Marathon Bank was rated “satisfactory” with respect to its Community Reinvestment Act compliance.

In July 2021, the FDIC, Federal Reserve Board and Office of the Comptroller of the Currency (which regulates national banks and federal savings associations) announced plans to jointly work to “strengthen and modernize” the CRA regulations and framework. No timetable for a rulemaking process was indicated.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 11 Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

Marathon Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Marathon Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $262,000 at June 30, 2021.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2021, Marathon Bank had no advances from the Federal Home Loan Bank of Chicago.

Other Regulations

Interest and other charges collected or contracted for by Marathon Bank are subject to state usury laws and federal laws concerning interest rates. Marathon Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Marathon Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•

The USA PATRIOT Act, which requires depository institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

Holding Company Regulation

General. Marathon Bancorp, Inc. and Marathon MHC are bank holding companies within the meaning of the Bank Holding Company of 1956. As such, Marathon Bancorp, Inc. and Marathon MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Marathon Bancorp, Inc., Marathon MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Acquisitions of additional banks or savings institutions generally require the prior approval of the Federal Reserve Board.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. Marathon Bancorp, Inc. and Marathon MHC did not elect “financial holding company” status.

Capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. As a result, the Federal Reserve Board’s consolidated holding company regulatory capital requirements do not presently apply to Marathon Bancorp, Inc. or Marathon MHC.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as when the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend is not covered by earnings for the period for which it is being paid or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized.

The Federal Reserve Board regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of Marathon Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Marathon MHC. Marathon Bancorp, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Marathon MHC, unless Marathon MHC elects to waive the receipt of dividends. Marathon MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from Marathon Bancorp, Inc. However, current Federal Reserve Board policy prohibits a mutual holding company that is regulated as a bank holding company, such as Marathon MHC, from waiving the receipt of dividends paid by its subsidiary holding company. Moreover, the Federal Reserve Board has issued an interim final rule applicable to federally-chartered mutual holding companies, stating that it will not object to dividend waivers under certain circumstances, provided (1) the mutual holding company’s members have approved the dividend waivers by a majority of eligible votes, (2) each officer or director of the mutual holding company and mid-tier stock holding company, and any tax-qualified or non-tax qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply waives the right to receive any dividends declared, or the dividend waivers are approved by a majority of the entire board of directors of the mutual holding company with any officer or director of the mutual holding company having any direct or indirect ownership interest in the common stock of the subsidiary mid-tier holding company abstaining from the board vote, and (3) any dividends waived by the mutual holding company are considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Because of the foregoing Federal Reserve Board restrictions on the ability of a mutual holding company, such as Marathon MHC, to waive the receipt of dividends declared by its subsidiary mid-tier stock holding company, it is unlikely that Marathon MHC will be able to waive the receipt of any dividends declared by Marathon Bancorp, Inc. Moreover, since Marathon Bancorp, Inc. has sold only a minority of its shares to the public and contributed the remaining shares to Marathon MHC, Marathon Bancorp, Inc. raised significantly less capital than would have been the case if it sold all its shares to the public. As a result, paying dividends to Marathon MHC, an entity that will not be paying for the shares of Marathon Bancorp, Inc. common stock it receives in connection with the offering, may be inequitable to public stockholders and not in their best financial interests. Therefore, unless Federal Reserve Board regulations or policy change by allowing Marathon MHC to waive the receipt of dividends declared by Marathon Bancorp, Inc. without diluting minority stockholders, it is unlikely that Marathon Bancorp, Inc. will pay any dividends.

Possible Conversion of Marathon MHC to Stock Form. In the future, Marathon MHC may convert from the mutual to capital stock form of ownership, in a transaction commonly referred to as a “second-step conversion.” Any second-step conversion of Marathon MHC would require the approval of the WDFI and the Federal Reserve Board.

Change in Control Regulations

Under the Change in Bank Control Act, no person (including a company), or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Marathon Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations separately provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank holding company for that purpose.

Federal Securities Laws

Marathon Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Marathon Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Marathon Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Marathon Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100 million in annual revenue and less than $700 million in public float). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Marathon Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of June 30, 2021, the net book value of our office properties was $1.8 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:

500 Scott Street, Wausau, WI 54403	Owned	1963	$1,425

Other Properties:

1133 E Grand Avenue, Rothschild, WI	Leased	2009	74

307 Third Street, Mosinee, WI	Owned	1974	62

11315 N. Cedurburg Rd, Mequon, WI	Leased	2018	289

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3: LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink Marketplace operated by the OTC Markets Group under the symbol “MBBC.”  There were 188 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of September 27, 2021 and 2,229,497 shares of common stock outstanding. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock since the stock became quoted on the OTC Pink Market Place on April  15, 2021. The information was obtained from the OTC Pink Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividend were paid in fiscal 2021.

	Market Value of Common Stock
	High	Low
Quarter Ended June 30, 2021 (beginning April 15, 2021)	$10.65	$10.00

The Company did not repurchase any shares of its common stock during its fourth fiscal quarter ended June 30, 2021.

Use of Proceeds

On December 11, 2020, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual holding company reorganization of Marathon Bank and the related offering of common stock by the Company. The Registration Statement (File No. 333-251314) was declared effective by the Securities and Exchange Commission on February 11, 2021. The Company registered 1,071,225 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $10.7 million. The stock offering commenced on February 22, 2021, and ended on April 14, 2021.

Janney Montgomery Scott LLC (“Janney”) was engaged to assist in the marketing of the common stock and for records management services. For its services, Janney received a fee of $285,000. Janney was also reimbursed $84,500 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $10.0 million, through the sale of 1,003,274 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million, including $369,500 paid to Janney. Net proceeds of the offering were approximately $8.6 million.

The Company contributed approximately $4.5 million of the net proceeds of the offering to the Bank. In addition, $874,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $3.4 million of the net proceeds were retained by the Company. The net proceeds contributed to the Bank have been invested in cash and short-term instruments and used to make loans. The net proceeds retained by the Company have been deposited with the Bank.

Dividends

We do not currently intend to pay cash dividends to our stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the ability of mutual holding companies to waive dividends; and general economic conditions.

ITEM 6: RESERVED

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 50 of this Form 10-K.

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

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts and net gains in the cash surrender value of bank owned life insurance. Other sources of non-interest income include net gain or loss on disposal of foreclosed assets and other income.

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing and office, professional fees, marketing expenses and other general and administrative expenses, including premium payments we make to the FDIC for insurance of our deposits.

Income Tax Expense. Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the pandemic, the governments of the state of Wisconsin and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

As of June 30, 2021, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. In many instances, vaccines are proving effective and rapidly scaling, bending the pandemic curve in many geographies. A new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  This variant is believed to be significantly more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols could be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. At June 30, 2021, we had $10.4 million of PPP loans outstanding.

In response to the COVID-19 pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•

The safety and health of our staff and our customers is our highest priority. We have installed Plexiglas sneeze barriers in all teller areas, new account desks, and the receptionist desks, and air purification systems in each of our branch offices. Hand sanitizer is available at each of the teller stations/new accounts desks. Facemasks are optional for all employees at work. All employees also have access to gloves, hand sanitizer, and Clorox wipes while at work. We continue to follow CDC guidelines.

•

Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, interest only loans, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the PPP. The PPP ended in May 2021.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act and COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP through the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the President of the United States terminates. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs. As of June 30, 2021, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of June 30, 2021, all of these loans have returned to normal payment status.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased non-interest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for loan losses and net charge-offs.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our 118-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. The following are the key elements of our business strategy:

Increase our commercial real estate lending into the higher growth Southeastern Wisconsin market. As a result of our recent efforts to better balance the overall loan portfolio between commercial and non-commercial lending and expansion into the Southeastern Wisconsin market, including the Milwaukee metropolitan area, our commercial real estate loans, including multifamily loans, increased to $69.4 million, or 47.3% of our loan portfolio, at June 30, 2021, compared to $50.3 million, or 42.4% of our loan portfolio, at June 30, 2020. We intend to retain our presence as a commercial real estate lender (which includes multifamily loans) in our market area and seek to expand our market share in existing and other growth markets in Southeastern Wisconsin, including Milwaukee. We intend to continue to build relationships with small and medium-sized businesses and high net worth individuals in these market areas focusing on lending to manufacturing, wholesale distribution and professional service businesses. We also intend to increase our Southeastern Wisconsin presence by using the capital raised in our stock offering to hire experienced local commercial real estate lenders with credit skills that fit well with our focus on asset quality, as well as possibly expand our branch network, either through acquisitions or organically, in Southeastern Wisconsin. We believe the additional capital raised in the offering will enable us to increase our originations of commercial real estate loans and related lending limits, which will enable us to originate larger loans to new and existing customers. Given their larger balances and the complexity of the underlying collateral, commercial real estate and multifamily real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and multifamily real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy, including the effects of the COVID-19 pandemic.

Continue to originate and sell certain residential real estate loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended June 30, 2021, we originated and sold $51.7 million of one- to four-family residential real estate loans held for sale for gains on sale of loans of $1.0 million. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate for fee income that enhances our non-interest income and mitigates the risks associated with changes in market interest rates (including due to the effects of the COVID-19 pandemic) that may adversely impact our interest income.

Increase our share of lower-cost core deposit growth. We have made a concerted effort to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. We have also made significant investments in our technology-based products. For example, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers. This has had the dual effect of maintaining our concentration of certificates of deposit at approximately 35.4% of total deposits at June 30, 2021 and 2020, while growing our core deposits to $112.7 million at June 30, 2021 from $86.5 million at June 30, 2020. We intend to continue our focus on core deposit growth by offering our retail and commercial customers a full selection of deposit-related services, and making further investments in technology so that we can deliver high-quality, innovative products and services to our customers.

Manage credit risk to maintain a low level of non-performing assets. We believe that credit risk management is paramount to our long-term success. Over the past several years, we have invested significantly in both personnel and software to effectively manage our portfolio, and we have considerably enhanced our controls. We have established an experienced commercial credit team and we have implemented well-defined policies, a thorough and efficient loan underwriting process, and active credit monitoring. As a result of our continued focus on credit risk management, our non-performing loans to total loans was 0.12% and 0.27% as of June 30, 2021 and June 30, 2020, respectively. We intend to continue to support our investment in our commercial credit department as we grow our loan portfolio in the future.

Grow organically and through opportunistic bank or branch acquisitions or de novo branching. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into Southeastern Wisconsin. We will consider expanding our branch network through acquisitions and/or through establishing de novo branches, although we have no current acquisitions or new branches planned. The recent capital we raised provides us the opportunity to make acquisitions of other financial institutions or branches thereof, and will also help fund improvements in our operating facilities, credit reporting and customer delivery services in order to enhance our competitiveness.

Remain a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1902 and have been operating continuously since that time in our local community. Through the goodwill we have developed over the years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

Anticipated Increase in Non-interest Expense

Our non-interest expense is expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the allocation of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders, no earlier than six months after the completion of the reorganization and stock offering.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our audited consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these audited consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Debt Securities. Available-for-sale and held-to-maturity debt securities are reviewed by management on a quarterly basis, and more frequently when economic or market conditions warrant, for possible other-than-temporary impairment. In determining other-than-temporary impairment, management considers many factors, including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of income. The assessment of whether other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine other-than-temporary impairment for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. Other-than-temporary impairment is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Fair Value Measurements. The Company determines the fair value of certain assets in accordance with the provisions of FASB Accounting Standards Codification Topic Accounting Standards Codification 820, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

Fair value is defined as the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. It is required that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. The Standard also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels:

●	Level 1 inputs consist of quoted prices in active markets for identical assets that the reporting entity has the ability to access at the measurement date.
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset.
●	Level 3 inputs are unobservable inputs related to the asset.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2021 and the Bank in 2020.

	At June 30,
	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$213,627	$170,650
Cash, cash equivalents and interest-bearing deposits in other financial institutions	48,111	26,219
Debt securities available for sale	10,910	15,008
Debt securities held to maturity	709	2,841
Loans receivable, net	144,169	116,919
Federal Home Loan Bank stock, at cost	262	262
Bank owned life insurance	5,969	5,804
Premises and equipment, net	1,850	1,969
Deferred tax asset	270	700
Deposits	171,956	134,015
Federal Home Loan advances	—	8,000
PPPLF Funding	10,372	6,375
Stockholders' Equity	29,849	20,782

	For the Years
	Ended June 30,
	2021	2020

	(In thousands)
Selected Operating Data:
Interest income	$6,484	$5,909
Interest expense	1,091	1,357
Net interest income	5,393	4,552
Provision for loan losses	—	150
Net interest income after provision for loan losses	5,393	4,402
Non-interest income	1,896	1,006
Non-interest expense	5,438	4,902
Income before income taxes	1,851	506
Income tax expense	478	88
Net income	$1,373	$418

	At or For the Years
	Ended June 30,
	2021	2020
Performance Ratios:
Return on average assets	0.73%	0.27%
Return on average equity	6.14%	2.08%
Interest rate spread (1)	2.99%	2.89%
Net interest margin (2)	3.10%	3.08%
Non-interest expenses to average assets	2.90%	3.21%
Efficiency ratio (3)	74.61%	88.20%
Average interest-earning assets to average interest-bearing liabilities	117.93%	120.43%

Capital Ratios (4):
Average equity to average assets	11.88%	13.19%
Total capital to risk-weighted assets	N/A	14.74%
Tier 1 capital to risk-weighted assets	N/A	13.58%
Common equity tier 1 capital to risk-weighted assets	N/A	13.58%
Tier 1 capital to average assets	12.47%	13.12%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.49%	1.43%
Allowance for loan losses as a percentage of non-performing loans	1,228.10%	666.67%
Net (charge-offs) recoveries to average outstanding loans during the year	0.38%	(0.07)%
Non-performing loans as a percentage of total loans	0.12%	0.27%
Non-performing loans as a percentage of total assets	0.08%	0.19%
Total non-performing assets as a percentage of total assets	0.08%	0.19%

Other:
Number of offices	4	4
Number of full-time equivalent employees	36	33

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank only. As of June 30, 2021, the Bank elected to adopt the Community Bank Leverage Ratio Framework.

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Total Assets. Total assets increased $43.0 million, or 25.2%, to $213.6 million at June 30, 2021 from $170.7 million at June 30, 2020. The increase was primarily due to an increase of $21.8 million, or 89.7%, in cash and cash equivalents, offset in part by a $4.1 million, or 27.3% decrease in debt securities available-for-sale. Net loans also increased by $27.3 million, or 23.3%.

Cash and Cash Equivalents. Total cash and cash equivalents increased $21.8 million, or 89.7%, to $46.0 million at June 30, 2021 from $24.3 million at June 30, 2020, as securities matured, deposits increased and the Company raised $8.6 million from its common stock offering. This increase was partially offset by the use of cash to fund loan originations.

Debt Securities Available for Sale. Total debt securities available for sale decreased $4.1 million, or 27.3%, to $10.9 million at June 30, 2021 from $15.0 million at June 30, 2020. The decrease was primarily due to a decrease of $3.9 million in mortgage-backed securities and $1.2 million in state and municipal obligations as a result of maturities, offset by a purchase of $1.1 million in corporate bonds.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $2.1 million, or 75.0%, to $709,000 at June 30, 2021 from $2.8 million at June 30, 2020. The decrease was primarily due to a decrease of $2.1 million in mortgage-backed securities as a result of maturities.

Net Loans. Net loans increased $27.3 million, or 23.3%, to $144.2 million at June 30, 2021 from $116.9 million at June 30, 2020. The increase was due to a $11.4 million, or 27.9%, increase in commercial real estate loans to $52.1 million at June 30, 2021 from $40.8 million at June 30, 2020 and an increase in multifamily loans of $7.7 million, or 80.0%, to $17.3 million at June 30, 2021 from $9.6 million at June 30, 2020. One- to four-family residential mortgage loans also increased by $6.7 million, or 16.0%, to $48.4 million at June 30, 2021 from $41.7 million at June 30, 2020. Commercial and industrial loans (including Paycheck Protection Program Loans) increased by $6.3 million, or 47.9%, to $19.3 million at June 30, 2021 from $13.0 million at June 30, 2020. These increases were partially offset by a decrease in construction loans of $3.1 million, or 28.0%, to $8.0 million at June 30, 2021 from $11.1 million at June 30, 2020. The increase in commercial and industrial, commercial real estate and multifamily loans was primarily due to our strategy to enhance our commercial lending in Southeastern Wisconsin and our participation in the PPP. The increase in one- to four-family residential mortgage loans was primarily the result of customers refinancing their loans at lower rates. Construction loans decreased due to a decrease in our construction loan participations.

Deposits. Total deposits increased $37.9 million, or 28.3%, to $172.0 million at June 30, 2021 from $134.0 million at June 30, 2020. The increase in deposits reflected an increase in demand, NOW and money market accounts of $9.5 million, or 27.3%, to $44.4 million at June 30, 2021 from $34.9 million at June 30, 2020 and an increase in savings accounts of $5.4 million, or 13.8%, to $44.7 million at June 30, 2021 from $39.3 million at June 30, 2020. Certificates of deposit also increased by $11.8 million, or 24.8%, to $59.2 million at June 30, 2021 from $47.5 million at June 30, 2020. The increase in all deposit accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic along with the impact of federal stimulus programs and an increase in new customers.

Borrowings. Borrowings decreased by $8.0 million as we paid down our Federal Home Loan Bank advances as the interest rates on these borrowings were higher than what we earn on our investments in Federal funds sold. We increased our borrowings from the Federal Reserve PPP Liquidity Facility by $4.0 million to fund our PPP loans originated after June 30, 2020 such that our total PPP Liquidity Facility borrowings at June 30, 2021 was $10.4 million.

Stockholders’ Equity. Total stockholders’ equity increased by $9.1 million, or 43.6%, to $29.9 million at June 30, 2021 from $20.8 million at June 30, 2020. The increase was due to net income of $1.4 million and the $8.6 million raised from our common stock offering.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale. Deferred loan fees accreted to interest income totaled $429,000 and $29,000 for the years ended June 30, 2021 and 2020, respectively.

	For the Year Ended June 30,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		Balance	Interest

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$119,103	$5,700	4.79%	$109,624	$5,253	4.79%
PPP loans	7,964	390	4.90%	1,177	29	2.46%
Debt securities	14,122	362	2.56%	19,646	533	2.71%
Cash and cash equivalents	32,394	20	0.06%	16,882	84	0.50%
Other	262	12	4.58%	263	10	3.80%
Total interest-earning assets	173,845	6,484	3.73%	147,592	5,909	4.00%
Noninterest-earning assets	13,534			4,985
Total assets	$187,379			$152,577
Interest-bearing liabilities:
Demand, NOW and money market deposits	$41,737	146	0.35%	$34,176	145	0.42%
Savings deposits	41,824	60	0.14%	38,049	67	0.18%
Certificates of deposit	50,233	843	1.68%	47,613	1,123	2.36%
Total interest-bearing deposits	133,794	1,049	0.78%	119,838	1,335	1.11%
FHLB advances and other borrowings	6,441	19	0.29%	2,000	19	0.95%
PPP Liquidity Facility borrowings	7,181	23	0.32%	719	3	0.42%
Total interest-bearing liabilities	147,416	1,091	0.74%	122,557	1,357	1.11%
Non-interest-bearing demand deposits	16,482			8,870
Other non-interest-bearing liabilities	1,216			1,027
Total liabilities	165,114			132,454
Total stockholders' equity	22,265			20,123
Total liabilities and stockholders' equity	$187,379			$152,577
Net interest income		$5,393			$4,552
Net interest rate spread (1)			2.99%			2.89%
Net interest-earning assets (2)	$26,429			$25,035
Net interest margin (3)			3.10%			3.08%
Average interest-earning assets to interest-bearing liabilities	117.93%			120.43%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$454	$(7)	$447
PPP loans	167	194	361
Debt securities	(150)	(21)	(171)
Cash and cash equivalents	77	(141)	(64)
Other	—	2	2
Total interest-earning assets	548	27	575
Interest-bearing liabilities:
Demand, NOW and money market deposits	32	(31)	1
Savings deposits	7	(14)	(7)
Certificates of deposit	62	(342)	(280)
Total interest-bearing deposits	101	(387)	(286)
FHLB advances and other borrowings	42	(42)	—
PPP Liquidity Facility borrowings	27	(7)	20
Total interest-bearing liabilities	170	(436)	(266)
Change in net interest income	$378	$463	$841

Comparison of Operating Results for the Years Ended June 30, 2021 and 2020

General. Net income was $1.4 million for the year ended June 30, 2021, an increase of $955,000, or 228.6%, from net income of $418,000 for the year ended June 30, 2020. The increase in net income for the year ended June 30, 2021 was primarily attributed to an increase in net interest income of $841,000, a decrease in the provision for loan losses of $150,000, and an increase in non-interest income of $890,000, partially offset by an increase in non-interest expenses of $535,000 and an increase in the provision for income taxes of $390,000.

Interest Income. Interest income increased by $576,000, or 9.7%, to $6.5 million for the year ended June 30, 2021 from $5.9 million for the year ended June 30, 2020, primarily due to an increase in loan interest income which was offset by decreases in debt securities interest income and cash and cash equivalents interest income.

Loan interest income increased by $808,000, or 15.3%, to $6.1 million for the year ended June 30, 2021 from $5.3 million for the year ended June 30, 2020, due primarily to an increase in the average balance of the loan portfolio. The average balance of the loan portfolio increased by $16.3 million, or 14.7%, from $110.8 million for the year ended June 30, 2020 to $127.1 million for the year ended June 30, 2021. The increase in the average balance of loans was primarily due to an increase in the average balances of commercial (including PPP loans) and residential loans offset by a decrease in the average balances of construction and consumer loans. The average yield on the loan portfolio (including PPP loans) was 4.79% and 4.77% for the years ended June 30, 2021 and 2020, respectively.

Debt securities interest income decreased $172,000, or 32.2%, to $362,000 for the year ended June 30, 2021 from $533,000 for the year ended June 30, 2020, primarily due to a decrease of $5.5 million in the average balance of the debt securities portfolio and a decrease in the average yield on the debt securities portfolio of 15 basis points from 2.71% for the year ended June 30, 2020 to 2.56% for the year ended June 30, 2021. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns and redemptions in municipal bonds and mortgage-backed securities offset by a purchase of corporate bonds. The decrease in the average yield of debt securities was due to paydowns and redemptions of higher rate securities and new investments purchased at lower interest rates as a result of lower market rates since June 30, 2020.

Cash and cash equivalent interest income decreased by $64,000, or 76.2%, to $20,000 for the year ended June 30, 2021 as compared to $84,000 for the year ended June 30, 2020. The average yield decreased to 0.06% for the year ended June 30, 2021 from 0.50% for the year ended June 30, 2020, while the average balance of cash and cash equivalents increased from $16.9 million for the year ended June 30, 2020 to $32.3 million for the year ended June 30, 2021. The decrease in the average yield on cash and cash equivalents was primarily due to lower average rates earned on fed funds, as a result of the decrease in market rates since June 30, 2020. The increase in the average balance of cash and cash equivalents was primarily due to an increase in fed funds that were only partially used to fund loan originations.

Interest Expense. Interest expense decreased $265,000, or 19.6%, to $1.1 million for the year ended June 30, 2021 from $1.4 million for the year ended June 30, 2020 primarily due to a decrease of $285,000 in interest paid on deposits, partially offset by an increase of $20,000 in interest paid on borrowings.

Interest expense on deposits decreased $285,000, or 21.4%, to $1.0 million for the year ended June 30, 2021 as compared to $1.3 million for the year ended June 30, 2020 primarily due to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $280,000, or 24.5%, to $843,000 for the year ended June 30, 2021 as compared to the prior year due to a decrease in the average rate paid on certificates of deposit, offset by a slight increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 68 basis points to 1.68% for the year ended June 30, 2021 from 2.36% for the year ended June 30, 2020 due to the general drop in short-term interest rates. The average balance of certificates of deposit increased by $2.6 million for the year ended June 30, 2021 compared to the prior year due to the number of new customers added by the Company, offset by our strategic initiative to reduce our higher cost certificates of deposit.

The interest expense on borrowings increased $20,000 to $42,000 for the year ended June 30, 2021 when compared to the year ended June 30, 2020 primarily due to an increase in the average balance of borrowings from the FHLB and the Federal Reserve PPP Liquidity Facility. The average balance of borrowings for the year ended June 30, 2021 was $13.6 million with an average rate of 0.31% compared to an average balance of $2.7 million and an average rate of 0.81% for the year ended June 30, 2020. The increase in the average balance of borrowings was due to additional borrowings that primarily enhanced our liquidity as a result of the COVID-19 pandemic and to participate in the PPP loan program. The 50 basis points decrease in the average rate paid on borrowings was primarily due to the decrease in market rates since June 30, 2020.

Net Interest Income. Net interest income increased $841,000, or 18.5%, to $5.4 million for the year ended June 30, 2021 from $4.6 million for the year ended June 30, 2020. This increase reflected a 10 basis points increase in the net interest rate spread to 2.99% for the year ended June 30, 2021 from 2.89% for the year ended June 30, 2020. The increase in net interest rate spread reflected a 37 basis points decrease in the average rate paid on interest-bearing liabilities offset by a 27 basis points decrease in the average yield on interest-earning assets. The net interest margin increased two basis points to 3.10% for the year ended June 30, 2021 from 3.08% for the year ended June 30, 2020. Net- interest earning assets also increased by $1.4 million, or 5.6%, to $26.4 million for the year ended June 30, 2021 from $25.0 million for the year ended June 30, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the year ended June 30, 2021 compared to a provision of $150,000 for the year ended June 30, 2020. The decrease in the provision was due primarily to a commercial and industrial loan participation that was impaired during the year ended June 30, 2020 which is no longer impaired. Net recoveries were $486,000 for the year ended June 30, 2021 compared to net charge-offs of $79,000 for the year ended June 30, 2020. Non-performing assets decreased to $178,000, or 0.08% of total assets, at June 30, 2021, compared to $319,000, or 0.19% of total assets, at June 30, 2020. The allowance for loan losses was $2.2 million, or 1.49% of loans outstanding, at June 30, 2021 and $1.7 million, or 1.43% of loans outstanding, at June 30, 2020. We expect economic uncertainty to continue for additional periods which may result in the allowance for loan losses as a percentage of total loans increasing in the future.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021. However, future changes in the factors described herein, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$168	$178	$(10)	(5.6)%
Mortgage banking	1,527	606	921	152.0%
Increase in cash surrender value of BOLI	165	164	1	0.6%
Gain (loss) on sale of foreclosed real estate	11	(3)	14	1,200.0%
Other	25	61	(36)	(59.0)%
Total non-interest income	$1,896	$1,006	$890	88.5%

Non-interest income increased by $890,000, or 88.5%, to $1.9 million for the year ended June 30, 2021 from $1.0 million for the year ended June 30, 2020 due primarily to an increase in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased $921,000 as we sold $50.6 million of mortgage loans during the year ended June 30, 2021 compared to $26.6 million of such sales during the year ended June 30, 2020 due to the decrease in market rates, which resulted in increased demand for mortgage loan refinancing.

Non-Interest Expenses. Non-interest expenses information is as follows.

	Year Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,345	$3,022	$323	8.7%
Occupancy and equipment	671	674	(3)	(0.4)%
Data processing and office	463	416	47	11.3%
Professional fees	367	274	93	33.9%
Marketing expenses	63	64	(1)	(1.6)%
Debit card expenses	89	80	9	11.3
Directors fees	78	68	10	14.7
Other	362	304	58	19.1%
Total non-interest expenses	$5,438	$4,902	$536	10.9%

Non-interest expenses were $5.4 million for the year ended June 30, 2021 as compared to $4.9 million for the year ended June 30, 2020. Salaries and employee benefits increased $323,000 which was primarily related to new hires to assist with the growth of the Company. Professional fees increased $93,000 due to additional costs associated with being a new public reporting company.

Income Tax Expense. Income tax expense increased to $478,000 for the year ended June 30, 2021 from $87,000 for the year ended June 30, 2020 due to an increase in income before income taxes. The effective tax rate was 25.8% for the year ended June 30, 2021 as compared to 17.3% for the year ended June 30, 2020.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2021, we had a $75.5 million line of credit (subject to providing additional collateral) with the Federal Home Loan Bank of Chicago, and had no borrowings outstanding as of that date. Under the Federal Reserve PPP Liquidity Facility program, we have borrowed $10.4 million to fund PPP loans as of June 30, 2021, which is secured by an equal amount of PPP loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million and $1.1 million for the years ended June 30, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $21.3 million compared to $3.5 million provided by investing activities for the years ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings and net proceeds from our common stock offering, was $41.6 million and $17.1 million for the years ended June 30, 2021 and 2020, respectively.

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

At June 30, 2021, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 14 in the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding commitments to originate loans of $15.2 million, and outstanding commitments to sell loans of $3.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2021 totaled $21.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the financial statements beginning on page 50 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Marathon Bancorp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Marathon Bancorp, Inc.

Wausau, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Bancorp, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ Bonadio & Co., LLP

Syracuse, New York

September 28, 2021

Marathon Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2021 and 2020

	June 30,
	2021	2020
Assets
Cash and due from banks	$1,989,643	$3,610,747
Federal funds sold	44,059,000	20,664,000
Cash and cash equivalents	46,048,643	24,274,747
Interest bearing deposits held in other financial institutions	2,062,463	1,944,550
Debt securities available for sale	10,909,764	15,008,087
Debt securities held to maturity, at amortized cost (fair value $770,438 and $3,158,960)	708,949	2,841,353
Loans, net of allowance of $2,186,182 and $1,699,977, respectively	144,169,318	116,918,893
Interest receivable	552,516	499,740
Foreclosed assets	—	64,080
Investment in restricted stock, at cost	262,200	262,200
Cash surrender value life insurance	5,968,734	5,804,067
Premises and equipment, net	1,849,917	1,968,797
Deferred tax asset	269,715	700,380
Other assets	825,081	363,355
Total assets	$213,627,300	$170,650,249
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$23,633,008	$12,382,548
Interest bearing	148,323,109	121,632,371
Federal Home Loan Bank (FHLB) advances	—	8,000,000
Paycheck protection program lending facility (PPPLF) funding	10,372,148	6,374,898
Other liabilities	1,449,884	1,478,097
Total liabilities	183,778,149	149,867,914
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,229,497
shares issued and outstanding at June 30, 2021	22,295	—
Additional paid-in capital	8,484,019	—
Retained earnings	22,088,669	20,715,610
Unearned ESOP shares, at cost	(866,499)	—
Accumulated other comprehensive income	120,667	66,725
Total stockholders' equity	29,849,151	20,782,335
Total liabilities and stockholders' equity	$213,627,300	$170,650,249

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Income

For the Years ended June 30, 2021 and 2020

	June 30,
	2021	2020
Interest Income
Loans, including fees	$6,090,126	$5,282,516
Debt securities	361,565	533,480
Other	32,463	92,587
Total interest income	6,484,154	5,908,583
Interest Expense
Deposits	1,049,621	1,334,832
Borrowings and other	41,606	21,891
Total interest expense	1,091,227	1,356,723
Net Interest Income	5,392,927	4,551,860
Provision for Loan Losses	—	150,000
Net Interest Income After Provision for Loan Losses	5,392,927	4,401,860
Non-Interest Income
Service charges on deposit accounts	168,016	177,768
Mortgage banking income	1,527,087	605,973
Increase in cash value of life insurance	164,667	163,797
Gain (loss) of sale of foreclosed assets	10,840	(2,708)
Other income	25,051	61,287
Total non-interest income	1,895,661	1,006,117
Non-Interest Expenses
Salaries and employee benefits	3,345,057	3,021,626
Occupancy and equipment expenses	670,954	673,773
Data processing and office	463,131	416,288
Professional fees	366,526	274,161
Marketing expenses	62,586	64,350
Debit card expenses	89,347	80,382
Directors fees	78,400	67,800
Other expenses	361,808	304,118
Total non-interest expenses	5,437,809	4,902,498
Income Before Income Taxes	1,850,779	505,479
Provision for Income Taxes	477,720	87,610
Net Income	$1,373,059	$417,869

Net income per common shares-basic and diluted	$ 0.64	N/A
Weighted average number of common shares outstanding-basic and diluted	2,142,474	N/A

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2021 and 2020

	June 30,
	2021	2020
Net Income	$1,373,059	$417,869
Other comprehensive income (loss)
Unrealized (losses) gains on available for sale debt securities
Unrealized holding (loss) gain arising during the period	(100,981)	273,277
Tax effect	26,851	(76,951)
Net amount	(74,130)	196,326
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	128,072	28,353
Other comprehensive income	53,942	224,679
Comprehensive Income	$1,427,001	$642,548

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2021 and 2020

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2019	$—	$—	$—	$20,297,741	$—	$(157,954)	$20,139,787
Net income	—	—	—	417,869	—	—	417,869
Other comprehensive income	—	—	—	—	—	224,679	224,679
Balance, June 30, 2020	—	—	—	20,715,610	—	66,725	20,782,335
Proceeds from issuance of common stock net of $1.4 million in offering costs	—	22,295	8,483,682	—	—	—	8,505,977
Net income	—	—	—	1,373,059	—	—	1,373,059
Purchase of 87,397 ESOP shares	—	—	—	—	(873,970)	—	(873,970)
ESOP shares committed to be released (747 shares)	—	—	337	—	7,471	—	7,808
Other comprehensive income	—	—	—	—	—	53,942	53,942
Balance, June 30, 2021	$—	$22,295	$8,484,019	$22,088,669	$(866,499)	$120,667	$29,849,151

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2021 and 2020

	June 30,
	2021	2020
Operating Activities
Net income	$1,373,059	$417,869
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	207,351	175,295
Provision for loan losses	—	150,000
ESOP expense	7,808
Net amortization of discounts and premiums on debt securities	132,600	95,413
Net gain on sale of loans	(1,046,851)	(488,296)
Net gains and write down on foreclosed assets	(10,840)	2,708
Net change in deferred taxes	458,420	93,601
Earnings on cash value of life insurance	(164,667)	(163,797)
(Increase) decrease in interest receivable	(52,776)	48,130
Originations of loans held for sale	(50,642,912)	(26,527,998)
Proceeds from loans held for sale	51,689,763	27,016,294
Net change in other assets	(461,726)	(32,465)
Net change in other liabilities	(28,213)	277,527
Net Cash from Operating Activities	1,461,016	1,064,281
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(117,913)	(803,863)
Purchase of debt securities available for sale	(1,112,500)	(3,219,305)
Proceeds from sales, maturities, and repayments of debt securities available for sale	4,979,796	9,105,361
Proceeds from maturities and calls of debt securities held to maturity	2,257,018	153,737
Net decrease in restricted stock	—	2,700
Net change in loans	(27,250,425)	(1,524,181)
Proceeds from sale of foreclosed assets	74,920	58,960
Purchases of property and equipment	(88,471)	(292,253)
Net Cash (used in) from Investing Activities	(21,257,575)	3,481,156
Financing Activities
Net cash proceeds from common stock offering	8,505,977	—
Purchase of ESOP shares	(873,970)	—
Net change in deposits	37,941,198	2,745,439
Proceeds from FHLB advances	—	8,000,000
Repayments of FHLB advances	(8,000,000)	—
Borrowings (Repayments) of PPPLF funding, net	3,997,250	6,374,898
Net Cash from Financing Activities	41,570,455	17,120,337
Net Change in Cash and Cash Equivalents	21,773,896	21,665,774
Cash and Cash Equivalents, Beginning of Year	24,274,747	2,608,973
Cash and Cash Equivalents, End of Year	$46,048,643	$24,274,747
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$1,073,861	$1,360,048
Taxes	10,000	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$—	$125,748

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Note 1 -     Significant Accounting Policies

Basis of Presentation and Nature of Operations

Marathon Bancorp, Inc. (the “Company”) is a Maryland chartered mid-tier stock holding company and was formed in connection with the conversion of Marathon Bank (the “Bank”) from a mutual to the mutual holding company form of organization in April 2021, and it is a subsidiary of Marathon MHC (the “Mutual Holding Company”), a Wisconsin chartered mutual holding company. The Mutual Holding Company owns 1,226,223 shares, or 55.0%, of the Company’s issued stock. In connection with the reorganization, Marathon Bancorp. Inc. sold 1,003,274 shares of common stock to the public at $10.00 per share, representing 45.0% of its outstanding shares of common stock. The stock offering resulted in gross proceeds of $10.0 million, net of offering expenses of $1.4 million, resulting in net proceeds of $8.5 million. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Marathon Bank is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.

The Company contributed approximately $4.5 million of the net proceeds of the offering to the Bank. In addition, $874,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $3.4 million of the net proceeds were retained by the Company. The net proceeds contributed to the Bank have been invested in cash and short-term instruments and used to make loans. The net proceeds retained by the Company have been deposited with the Bank.

The Bank is a Wisconsin stock savings bank, which conducts its business through four facilities. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County and Ozaukee County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposits; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans.

In December 2019, a coronavirus (COVID-19) was reported in China and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Company maintains its accounts using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recognized when earned and expenses are recognized when incurred. The significant accounting policies described below, together with the notes that follow, are an integral part of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The Company, as used in the consolidated financial statements, refers to the consolidated group. Financial information for the periods before the Company’s mutual holding company reorganization and stock offering on April 14, 2021 are those of the Bank.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other-than-temporary impairment of debt securities and fair value of financial assets and liabilities.

Concentrations of Credit Risk

The majority of the Company’s loans and commitments to extend credit have been granted to customers in the Company’s market area. Although the Company’s loan portfolio is diversified, a substantial portion of the Company’s customers’ ability to honor their contracts is dependent upon the local business economy in which the Company operates. The concentration of credit by type of loan is set forth in Note 4.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold with other banks, all of which have original maturities of 90 days or less.

Balances in transaction accounts at other financial institutions may exceed amounts covered by federal deposit insurance. Management regularly evaluates the credit risk associated with other financial institutions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.

Interest Bearing Deposits in Other Financial Institutions

Interest-bearing deposits with other financial institutions consist of certificates of deposits in other banks with original maturities of less than 90 days.

Debt Securities

The Company classifies its debt securities as available for sale or held to maturity. Debt securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in comprehensive income. Debt securities, which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity and are carried at amortized cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For a debt security transferred into the held to maturity category from the available for sale category, the unrealized holding gain or loss at the date of the transfer is reported in accumulated other comprehensive income and amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment. This guidance specifies that (a) if the Company does not have the intent to sell a debt security prior to recovery, and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Investments in Restricted Stock

Investments in restricted stock consist of Federal Home Loan Bank stock. The Bank, as a member of the Federal Home Loan Bank System, is required to hold a specific number of shares of capital stock in the Federal Home Loan Bank of Chicago. Since ownership of this stock is restricted, the stock is carried at cost and evaluated periodically for impairment. The carrying amount of the Bank’s investment in Federal Home Loan Bank stock was $262,200 and $262,200 as of  June 30, 2021 and 2020.

Fair Value Measurements

The Company determined the fair value of certain assets in accordance with the provisions of FASB Accounting Standards Codification Topic Accounting Standards Codification 820, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

Fair value is defined as the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. It is required that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. The Standard also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels:

●	Level 1 inputs consist of quoted prices in active markets for identical assets that the reporting entity has the ability to access at the measurement date.
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset.
●	Level 3 inputs are unobservable inputs related to the asset.

See Note 16.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Company had $131,000 and $238,000 of loans held for sale as of  June 30, 2021 and 2020, included in net loans on the consolidated balance sheet.

Loans

Loans are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses.

Interest income is accrued on the unpaid principal balance. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs associated with loans under the Paycheck Protection Program are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan.

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions (including COVID-19), changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

The unallocated component of the allowance for loan losses covers several considerations that are not specifically measurable through either the allocated or general components. For example, at times the Company could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral. Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan loss methodology, or any alternative methodology, for estimating allocated and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Troubled debt restructurings (“TDRs”) are individually evaluated for impairment and included in the separately identified impairment disclosures. Loans whose terms are modified are classified as troubled debt restructurings if the Company grants borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below-market interest rate based on the loan’s risk characteristics, an extension of a loan’s stated maturity date or a significant delay in payment. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period after modification. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Major categories of loans are further defined by the Company into portfolio segments identified by the Company including commercial and industrial, commercial real estate, construction, one-to-four-family residential, multi-family real estate and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to-income, collateral type and loan-to-value ratios for consumer loans.

Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments to grant loans. Such financial instruments are recorded when they are funded.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $0 and $164,052  at June 30, 2021 and June 30, 2020, respectively. At June 30, 2020, residential real estate property collateralizing 1-4 family owner occupied properties totaling $64,080 was included in foreclosed assets. At June 30, 2020, legal title for all residential real estate property collateralizing 1-4 family owner occupied properties held in foreclosed assets had been transferred to the Company. There were no foreclosed assets at June 30, 2021.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Cash Surrender Value Life Insurance

Investment in life insurance contracts is stated at cash surrender value of the various insurance policies. The income on the investment is included in non-interest income.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on its fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through valuation allowance for individual tranches, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are included with other assets on the consolidated balance sheet and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others was approximately $80,628,000 and $48,250,000 as of June 30, 2021 and 2020, respectively. The Company had a mortgage servicing right asset of $601,843 and $266,639 as of June 30, 2021 and 2020, included in other assets on the consolidated balance sheets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Software amortization is included in depreciation expense. Buildings and related components are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the related terms of the leases or their useful lives.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and equipment, allowance for loan losses, mortgage servicing rights, and net operating losses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2021 and 2020, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Employee Benefit Plans

The Company sponsors a 401(k) salary deferral plan available to substantially all employees. The plan provides for Company-matching contributions based on a percentage of participant contributions as well as Company profit-sharing and safe harbor contributions.

The Company also sponsors an Employee Stock Ownership Plan (“ESOP”) that is available to substantially all employees. Shares are released to employees on a straight-line basis over the loan term and allocated based on participant compensation. See Note 11 of the Notes to Consolidated Financial Statements.

Advertising Costs

Advertising costs are expensed as incurred. Such costs were $62,586 and $64,350 for the years ended June 30, 2021 and 2020, respectively.

Earnings per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the year ended June 30, 2021, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Set forth below is the calculation of earnings per share.

	Years Ended June 30,
	2021	2020

Net income applicable to common stock	$1,373,059	$417,869

Average number of shares outstanding	2,229,497	N/A
Less: Average unallocated ESOP shares	87,023	N/A

Average number of common shares outstanding used to calculate basic earnings per share	2,142,474	N/A

Earnings per common share:
Basic	$0.64	N/A
Diluted	0.64	N/A

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on available for sale debt securities, reclassification of realized gains on sale of available for sale debt securities, and unrealized loss related to debt securities classified as available for sale transferred to debt securities classified as held to maturity.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency between periods presented. The reclassification had no impact on net income or equity.

Revenue Recognition

The majority of the Company’s revenues come from interest income on loans and available for sale debt securities that are outside the scope of FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606). The Company’s services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income which includes service charges on deposit accounts and the sale of foreclosed assets.

A description of the Company’s revenue streams accounted for under Topic 606 follows:

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

Gains (Losses) on Sales of Foreclosed Assets: The Company records a gain or loss from a sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If the Company finances the sale of foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized, and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Recent Accounting Pronouncements

This section provides a summary description of recent ASUs issued by the FASB to the ASC that had or that management expects may have an impact on the consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

Other Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company adopted this pronouncement beginning July 1, 2020. This ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019. The Company adopted this

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

pronouncement on July 1, 2020. This ASU had a minor impact to and simplified the Company’s fair value disclosures with no additional impact to the consolidated financial statements.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company will adopt this pronouncement beginning July 1, 2022. The Company’s leases are operating leases and ASU 2016-02 will require the Company to include them in its consolidated balance sheet. The Company’s operating leases are predominately related to real estate. Management is currently evaluating other impacts this guidance will have on the results of operations, financial presentation, and cash flows of the Company.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Note 2 -     Restrictions on Cash and Due from Banks

Based on the type and amount of deposits received, the Bank must maintain an appropriate cash reserve in accordance with Federal Reserve Bank reserve requirements. The total of those reserve requirements were satisfied by vault cash as of June 30, 2021 and 2020.

Note 3 -     Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of June 30, 2021 and 2020, consists of the following:

	June 30,
	2021	2020
Available for sale debt securities, at fair value	$10,909,764	$15,008,087
Held to maturity debt securities, at amortized cost	708,949	2,841,353
	$11,618,713	$17,849,440

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$1,830,603	$60,403	$(3,999)	$1,887,007
Mortgage-backed	4,557,465	165,976	(11,873)	4,711,568
Corporate bonds	4,261,638	79,251	(29,700)	4,311,189
	$10,649,706	$305,630	$(45,572)	$10,909,764
Held to maturity debt securities
Mortgage-backed	$708,949	$61,489	$—	$770,438

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2020
Available for sale debt securities
States and municipalities	$2,986,117	$82,375	$(8,796)	$3,059,696
Mortgage-backed	8,449,561	238,583	(13,415)	8,674,729
Corporate bonds	3,211,370	62,292	—	3,273,662
	$14,647,048	$383,250	$(22,211)	$15,008,087
Held to maturity debt securities
Mortgage-backed	$2,841,353	$317,607	$—	$3,158,960

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and 2020:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(3,999)	$91,001	$(3,999)	$91,001
Mortgage-backed	(3,760)	181,380	(8,113)	159,437	(11,873)	340,817
Corporate bonds	(29,700)	1,080,463	—	—	(29,700)	1,080,463
	$(33,460)	$1,261,843	$(12,112)	$250,438	$(45,572)	$1,512,281
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2020
Available for sale debt securities
States and municipalities	$—	$—	$(8,796)	$86,204	$(8,796)	$86,204
Mortgage-backed	(1,582)	131,420	(11,833)	606,402	(13,415)	737,822
Corporate bonds	—	—	—	—	—	—
	$(1,582)	$131,420	$(20,629)	$692,606	$(22,211)	$824,026
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were four securities in an unrealized loss position in the less than 12-month category and five securities in the over 12-month category at June 30, 2021. There were six securities in an unrealized loss position in the less than 12 months category and seven securities in the over 12-month category at June 30, 2020. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2021, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2021
Due in one year or less	$946,083	$966,300	$—	$—
Due from more than one to five years	4,561,900	4,630,702	—	—
Due from more than five to ten years	584,258	601,194	—	—
	6,092,241	6,198,196	—	—
Mortgage-backed securities	4,557,465	4,711,568	708,949	770,438
	$10,649,706	$10,909,764	$708,949	$770,438

Securities with a carrying value of approximately $1,118,000 and $1,689,000 as of June 30, 2021 and 2020, were pledged to secure public deposits and debt.

There were no sales of available for sale debt securities during the years ended June 30, 2021 and 2020.

Note 4 -     Loans

A summary of loans by major category follows:

	June 30, 2021	June 30, 2020
Commercial real estate	$52,148,065	$40,776,090
Commercial and industrial (1)	19,278,477	13,039,260
Construction	7,985,188	11,103,198
One-to-four-family residential	48,404,820	41,721,746
Multi-family real estate	17,268,048	9,578,554
Consumer	1,788,997	2,654,509
Total loans	146,873,595	118,873,357
Deferred loan fees	(518,095)	(254,487)
Allowance for loan losses	(2,186,182)	(1,699,977)
Loans, net	$144,169,318	$116,918,893
(1)	Paycheck protection loans represent $10,378,681 and $6,374,898 of the commercial and industrial loans as of June 30, 2021 and 2020.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation which enabled us to originate PPP loans. We subsequently obtained approval as a qualified SBA lender.

Commercial and industrial loans also include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 109

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

PPP loans totaling $10.4 million. At June 30, 2021, we have submitted 169 loans for a total of $8.0 million to the SBA for forgiveness. The PPP ended in May 2021.

The Company is participating in the PPP, and as of June 30, 2021, had funded approximately $20 million in PPP loans. As of June 30, 2021, the Company had 109 PPP loans totaling $10,378,681 net of remaining deferred fees of $483,484. As of June 30, 2020, the Company has funded 135 loans totaling $6,374,898 net of remaining deferred fees of $254,487.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2021 and 2020, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of  June 30, 2021 and 2020:

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2021
Allowance for credit losses
Balance at beginning of year	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	65,293	341,388	73,128	549	—	5,847	—	486,205
Provisions	696,011	(1,204,938)	(57,337)	69,397	124,159	(2,954)	375,662	—
Balance at June 30, 2021	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,036,301	157,533	59,649	409,395	134,216	4,896	384,192	2,186,182
Balance at end of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Loans
Individually evaluated for impairment	$223,983	$—	$—	$315,440	$—	$—	$—	$539,423
Collectively evaluated for impairment	51,924,082	19,278,477	7,985,188	48,089,380	17,268,048	1,788,997	—	146,334,172
Balance at end of period	$52,148,065	$19,278,477	$7,985,188	$48,404,820	$17,268,048	$1,788,997	$—	$146,873,595

	Commercial	Commercial		One-to-Four	MultiFamily
June 30, 2020	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$249,631	$899,618	$1,643	$333,660	$—	$13,255	$131,153	$1,628,960
Charge-offs	—	—	—	(88,920)	—	—	—	(88,920)
Recoveries	—	—	—	—	—	9,937	—	9,937
Provisions	25,366	121,465	42,215	94,709	10,057	(21,189)	(122,623)	150,000
Balance at June 30, 2020	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977

Individually evaluated for impairment	$—	$972,598	$—	$82,785	$—	$—	$—	$1,055,383
Collectively evaluated for impairment	274,997	48,485	43,858	256,664	10,057	2,003	8,530	644,594
Balance at end of period	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Loans
Individually evaluated for impairment	$688,616	$2,249,492	$—	$2,237,419	$—	$—	$—	$5,175,527
Collectively evaluated for impairment	40,087,474	10,789,768	11,103,198	39,484,327	9,578,554	2,654,509	—	113,697,830
Balance at end of period	$40,776,090	$13,039,260	$11,103,198	$41,721,746	$9,578,554	$2,654,509	$—	$118,873,357

The change in the allowance for loan loss balances from commercial and industrial to commercial real estate was primarily related to the improved cash flow position of certain loans and their compliance with all scheduled loan payments over the previous twelve months and the growth in the commercial real estate portfolio.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, collateral adequacy, credit documentation,

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial and commercial real estate loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Pass – Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the paying capacity, the current net worth, and the value of the loan collateral of the obligor.

Special Mention/Watch – Loans classified as special mention/watch possess potential weaknesses that require management attention but do not yet warrant adverse classification. While the status of a loan put on this list may not technically trigger their classification as substandard or doubtful, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Company.

Substandard – Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard loans must have a well-defined weakness or weaknesses that jeopardize the repayment of the debt as originally contracted. They are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2021 and 2020, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful
June 30, 2021
Commercial real estate	$51,924,082	$223,983	$—	$—
Commercial and industrial	14,245,538	5,032,939	—	—
Construction	7,985,185	—	—	—
	$74,154,805	$5,256,922	$—	$—

		Special Mention/
	Pass	Watch	Substandard	Doubtful
June 30, 2020
Commercial real estate	$38,795,967	$1,743,733	$236,390	$—
Commercial and industrial	10,789,768	—	2,249,492	—
Construction	11,103,198	—	—	—
	$60,688,933	$1,743,733	$2,485,882	$—

During the three months ended September 30, 2020, we upgraded $2.2 million in commercial and industrial loans and $236,000 in commercial real estate loans from substandard to special mention/watch due to the improved cash flow position of these loans and their compliance with all scheduled loan payments over the previous twelve months.

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

recorded investments in residential real estate and consumer loans by class based on payment activity as of June 30, 2021 and 2020:

	Performing	Nonperforming
June 30, 2021
One-to-four-family residential	$48,226,426	$178,394
Multi-family real estate	17,268,048	—
Consumer	1,788,997	—
	$67,283,471	$178,394

	Performing	Nonperforming
June 30, 2020
One-to-four-family residential	$41,466,679	$255,067
Multi-family real estate	9,578,554	—
Consumer	2,654,509	—
	$53,699,742	$255,067

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of  June 30, 2021 and 2020:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	30,165	3,635	—	178,394
Multi-family real estate	—	—	—	—
Consumer	15,119	—	—	—
Total	$45,284	$3,635	$—	$178,394

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2020
Commercial real estate	$—	$30,972	$—	$—
Commercial and industrial	—	2,249,492	—	—
Construction	—	—	—	—
One-to-four-family residential	—	71,899	—	255,067
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,352,363	$—	$255,067

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

The following table summarizes individually impaired loans by class of loans as of  June 30, 2021 and 2020:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2021
With no related allowance recorded
Commercial real estate	$223,983	$242,050	$—	$228,710	$14,628
One-to-four-family residential	315,440	355,019	—	334,581	20,763
	$539,423	$597,069	$—	$563,291	$35,391

With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—
(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2020
With no related allowance recorded
Commercial real estate	$688,616	$706,683	$—	$703,019	$35,924
One-to-four-family residential	1,910,288	1,949,867	—	1,953,293	92,195
	$2,598,904	$2,656,550	$—	$2,656,312	$128,119

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$2,249,492	$2,264,806	$972,598	$2,355,363	$123,657
One-to-four-family residential	327,131	327,131	82,785	333,526	15,742
Consumer	—	—	—	—	—
	$2,576,623	$2,591,937	$1,055,383	$2,688,889	$139,399

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

Impaired loans include loans modified in troubled debt restructuring (TDR) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

There were no loans modified in TDR during the years ended June 30, 2021 and 2020. The Company has made no commitments to lend additional funds on restructured loans.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

The balance of PPP loans, and accordingly the balance of the PPPLF advances, was $10,378,681 and $6,374,898 as of June 30, 2021 and 2020, respectively. The Company generated $628,000 and $284,000 in processing fees related to these loans during the years ended June 30, 2021 and 2020, respectively. These amounts will be recognized as income over a period of five years.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Company has received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. Prior to June 30, 2021, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of June 30, 2021, all of these loans have returned to normal payment status.

Note 5 -     Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2021	2020
Land and land improvements	$716,100	$716,100
Buildings	1,998,952	1,951,143
Leasehold improvements	395,995	395,995
Furniture, fixtures, and equipment	1,408,345	1,371,933
Vehicles	27,658	27,658
	4,547,050	4,462,829
Less accumulated depreciation	(2,697,133)	(2,494,032)
	$1,849,917	$1,968,797

Depreciation expense totaled $207,351 and $175,295 for the years ended June 30, 2021 and 2020, respectively.

The Company leases two branch locations under various long-term lease agreements. The leases expire in 2022 and 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Future minimum lease payments are as follows:

Years Ending June 30,
2022	$99,092
2023	90,560
2024	18,000
$207,652

Rent expense, including executory costs when included in lease payments, is included in occupancy expense and was $100,564 and $105,245 for the years ended June 30, 2021 and 2020, respectively.

Note 6 -     Cash Surrender Value Life Insurance

The Company is the owner and the beneficiary of life insurance policies on certain directors and officers of the Company, with aggregate death benefits of approximately $12,200,000 as of June 30, 2021 and 2020. The cash surrender value on the policies amounted to $5,968,734 and $5,804,067 as of June 30, 2021 and 2020, respectively.

Note 7 -     Deposits

The scheduled maturities of certificates of deposit are as follows:

Years Ending June 30,
2022	$21,223,510
2023	16,020,922
2024	8,387,838
2025	6,344,230
2026	4,689,026
Thereafter	2,568,803
$59,234,329

Certificates of deposit that meet or exceed $250,000 at June 30, 2021 and 2020 were $4,605,654 and $4,209,202, respectively.

Note 8 -     Borrowings

Borrowings from the Federal Home Loan Bank of Chicago (FHLB) consists of $0 and $8,000,000 as of June 30, 2021 and   2020, respectively.

Advances had a fixed rate interest, ranging from 0% to 0.65%. The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $35,421,507 and $31,283,165 as of June 30, 2021 and 2020, respectively. There was FHLB stock of $262,200 pledged as of June 30, 2021 and June 30, 2020.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Information concerning FHLB advances is set forth below.

	June 30,
	2021	2020
Balance at end of year	$—	$8,000,000
Maximum outstanding at any month end	$8,000,000	$8,000,000
Weighted average interest rate at end of year	—%	0.325%
Average interest rate during year	0.29%	0.95%

The Company participated in the Paycheck Protection Program Lending Facility (the PPPLF), which was authorized by the Board of Governors of the Federal Reserve System on April 8, 2020 as a response to the global coronavirus pandemic. The PPPLF allowed for the Company to receive funding for Paycheck Protection Program (PPP) loans, wherein the PPP loans are pledged to the advances of the funds. The PPP loans were originated by the Company under a U.S. Small Business Administration (SBA) program and are included in commercial and industrial loans on the balance sheet as of June 30, 2021 and June 30, 2020.

The interest rate applicable to any advance made under the PPPLF is 35 basis points, and the maturity date will be the maturity date of the PPP loans pledged to the advances. The Company is closely monitoring guidance relating to the forgiveness of PPP loans. The balance of PPP loans, and accordingly the balance of the PPPLF advances, was $10,372,148 and $6,374,898 as of June 30, 2021 and June 30, 2020, respectively. The Company generated $628,000 and $284,000 in processing fees related to these loans during the years ended June 30, 2021 and 2020, respectively. These amounts will be recognized as income over a period of five years.

Note 9 -     Related Party Transactions

In the ordinary course of business, the Company has granted loans to its principal officers, directors, and their affiliates. There were no such loans as of June 30, 2021 and 2020.

Deposits from related parties held by the Bank at June 30, 2021 and 2020, amounted to approximately $514,353 and $282,000, respectively.

Note 10 -    Income Taxes

Deferred tax asset and liability consist of the following components as of June 30, 2021 and 2020:

Deferred tax asset	2021	2020
Net operating loss	$432,127	$799,645
Deferred loan fees	131,723	69,325
Other	43,003	82,783
	606,853	951,753

Deferred tax liability
Property and equipment	80,471	58,256
Allowance for loan losses	21,882	21,882
Mortgage servicing rights	163,942	72,635
Available for sale debt securities	70,596	98,351
Other	247	249
	337,138	251,373
Net deferred tax asset	$269,715	$700,380

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

The provision for income taxes charged to income for the years ended June 30, 2021 and 2020, consist of the following:

	2021	2020
Current tax expense (benefit)	$19,300	$(5,991)
Deferred tax expense	458,420	93,601
	$477,720	$87,610

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company concluded no valuation allowance was necessary as of June 30, 2021 or 2020.

A summary of income taxes compared to the federal income tax statutory rate is set forth below.

	2021	2020
At Federal statutory rate at 21%	$388,665	$106,151
Adjustments resulting from:
Tax exempt interest	(13,936)	(19,479)
Earnings on bank owned life insurance	(34,580)	(34,397)
State tax, net of federal benefit	106,736	19,954
Other	30,835	15,381
Income tax expense	$477,720	$87,610

At June 30, 2021, the Company has available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

	Federal	State
Year of Expiration	Amount	Amount
2033	$980,016	$-
2034	535,607	-
2035	542,127	-
	$2,057,750	$-

Note 11 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution. Profit sharing expense charged to operations was $75,000 and $69,746 for the years ended June 30, 2021 and 2020, respectively.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum equal to the Prime Rate (currently 3.25%). Shares are released

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $7,808 (upon the release of 747 shares) of compensation expense related to this plan for the year ended June 30, 2021. At June 30, 2021, there were 86,650 shares not yet released having an aggregate market value of approximately $911,558. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 12 -    Self-Funded Health Insurance

The Company has established an employee medical benefit plan to self-insure claims up to $30,000 per plan year for each individual and with a stop-loss per plan year for participants in the aggregate of approximately $1,000,000. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. Health insurance expense recorded for the years ended June 30, 2021 and 2020 was $568,947 and $627,934, respectively. The liability recognized for claims incurred but not yet paid was $118,481 and $37,735 as of June 30, 2021 and 2020, respectively. Management believes the recorded liability for health care costs is sufficient to cover estimated claims, including claims incurred but not yet reported.

Note 13 -     Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the years ended June 30, 2021 and 2020, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2021
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive loss before reclassifications (net of tax)	(74,130)	—	(74,130)
Amortization of amounts transferred from securities available for sale to securities held to maturity (a)	—	128,072	128,072
Balance, end of period	$188,558	$(67,891)	$120,667

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2020
Balance, beginning of period	$66,362	$(224,316)	$(157,954)
Other comprehensive gain before reclassifications (net of tax)	196,326	—	196,326
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	28,353	28,353
Balance, end of period	$262,688	$(195,963)	$66,725

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

Note 14 -     Minimum Regulatory Capital Requirements

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy.

The risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying banks with capital meeting or exceeding the ratio and otherwise complying with the requirements are considered well capitalized under prompt correction guidelines.  Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of June 30, 2021.

As of June 30, 2021 and June 30, 2020, management believes the Bank has met all capital adequacy requirements to which they are subject. As of June 30, 2021 and June 30, 2020, the most recent notification from the FDIC categorized the Bank

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2021	(Dollars in thousands)
Tier I Capital to Average Assets	25,452	12.47%	15,313	>7.5%	17,355	>8.5%

					Minimum To Be Well		Minimum
					Capitalized Under		Capital Adequacy
			Minimum Capital		Prompt Corrective		with
	Actual		Requirements		Action Provisions		Capital Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2020			(Dollars in thousands)
Common Equity Tier I ratio	$20,015	13.58%	$6,632	>4.5%	$9,580	>6.5%	$10,314	>7.0%
Tier I Capital to Risk Weighted Assets	20,015	13.58%	8,843	>6.0%	11,791	>8.0%	12,524	>8.5%
Total Risk Based Capital to Risk Weighted Assets	21,715	14.74%	11,786	>8.0%	14,732	>10.0%	15,471	>10.5%
Tier I Capital to Average Assets	20,015	13.12%	6,102	>4.0%	7,628	>5.0%	7,628	>5.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2021, the Bank’s net worth was $25,842,077 and general loan loss reserve was $2,186,182, totaling 13.12% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2020, the Bank’s net worth was $20,782,335 and general loan loss reserve was $644,594, totaling 12.56% of total assets, which meets the state of Wisconsin’s minimum net worth net worth requirements.

Note 15 -    Off-Balance-Sheet Activities

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2021 and 2020, the following financial instruments were outstanding where contract amounts represent credit risk:

	June 30, 2021	June 30, 2020
Commitments to grant loans	$5,824,000	$8,181,000
Unused commitments under lines of credit	9,352,000	5,780,000
MPF credit enhancements	680,777	333,932

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Of the outstanding commitments to grant loans at June 30, 2021, 72% were at fixed interest rates and 28% were at variable interest rates. Of the outstanding commitments to grant loans at June 30, 2020, 67% were at fixed interest rates and 33% were at variable interest rates.

Mortgage Partnership Finance (MPF) credit enhancements allow the Company to share the credit risk associated with home mortgage finance with Federal Home Loan Bank (FHLB). MPF provides the Company the ability to originate, sell, and service fixed-rate, residential mortgage loans, and receive a Credit Enhancement Fee based on the performance of the loans. FHLB manages the liquidity, interest rate, and prepayment risks of the loans while the Company manages the credit risk of the loans. The Company will incur an obligation on a foreclosure loss only after a foreclosure loss exceeds the borrower’s equity, any private mortgage insurance, and the funded first loss account. Based on the delinquency results for states where properties are located and the Company’s historical loss experience, the estimated foreclosure losses are immaterial.

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 16 -    Fair Value of Assets and Liabilities

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with this guidance, the Company groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and 2020:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available for sale debt securities
States and municipalities	$1,887,007	$—	$1,887,007	$—
Mortgage-backed	4,711,568	—	4,711,568	—
Corporate bonds	4,311,189	—	4,311,189	—
Total assets	$10,909,764	$—	$10,909,764	$—

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Available for sale debt securities
States and municipalities	$3,059,696	$—	$3,059,696	$—
Mortgage-backed	8,674,729	—	8,674,729	—
Corporate bonds	3,273,662	—	3,273,662	—
Total assets	$15,008,087	$—	$15,008,087	$—

Fair values for available for sale debt securities are based on quoted market prices, if available, and are classified within Level 1 of the valuation hierarchy. For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company only had Level 3 financial assets measured at fair value on a nonrecurring basis, which is summarized below:

	June 30,	June 30,	Valuation	Unobservable	Range
	2021	2020	Technique	Input	(Weighted Avg.)
Impaired loans	$—	$1,536,554	Collateral valuation	Discount from market value	0% - 57%

Foreclosed assets	$—	$64,080	Collateral valuation	Discount from market value	0% - 65%

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	June 30, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,989,643	$1,989,643	$3,610,747	$3,610,747
Federal funds sold	44,059,000	44,059,000	20,664,000	20,664,000
Interest bearing deposits in other financial institutions	2,062,463	2,062,463	1,944,550	1,944,550
Available for sale debt securities	10,909,764	10,909,764	15,008,087	15,008,087
Held to maturity debt securities	708,949	770,438	2,841,353	3,158,960
Loans, net	144,169,318	145,596,000	116,918,893	118,424,000
Investment in restricted stock	262,200	262,200	262,200	262,200
Accrued interest receivable	552,516	552,516	499,740	499,740
Financial Liabilities
Deposits	$171,956,117	$174,555,000	$134,014,919	$134,996,000
Borrowings	—	—	8,000,000	8,000,000
Payroll protection program lending facility	10,372,148	10,372,148	6,374,898	6,374,898
Accrued interest payable	10,152	10,152	4,561	4,561

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

Federal funds sold – Due to their short-term nature, the carrying amount of federal funds sold approximates the fair value and is categorized in level 1 of the fair value hierarchy.

Interest bearing deposits in other financial institutions – Due to their short -term nature, the carrying amount of interest- bearing deposits in other financial institutions approximates fair value and is categorized in level 1 of the fair value hierarchy.

Available for sale securities – The fair value is estimated using quoted market prices or by using pricing models and is categorized in level 2 of the fair value hierarchy.

Held to maturity debt securities – The fair value is estimated using quoted market prices or by pricing models and is categorized as level 2 of the fair value hierarchy.

Loans – The fair value of variable rate loans that reprice frequently are based on carrying values. The fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in level 3 of the fair value hierarchy.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

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

Paycheck Protection Program Lending Facility – Due to their short-term nature, the carrying amount approximates fair value and is categorized as level 3 of the fair value hierarchy.

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

The estimated fair value of fee income on letters of credit at June 30, 2021 and 2020 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2021 and 2020.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Note 17 -    Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent holding company, Marathon Bancorp, Inc., as of June 30, 2021 and for the year then ended.

Parent Only Condensed Balance Sheets

June 30, 2021

Assets
Cash in bank subsidiary	$3,374,104
Investment in subsidiary, at underlying equity	25,842,077
Loan receivable-ESOP	873,970
Other assets	5,922
Total Assets	$30,096,073

Liabilities and Stockholders' Equity
Liabilities:
Due to subsidiary bank	$246,922
Total liabilities	246,922

Stockholders' equity:
Total stockholders' equity	29,849,151
Total liabilities and stockholders' equity	$30,096,073

Parent Only Condensed Statements of Income

Year Ended June 30, 2021

Interest income:
Income on ESOP loan	$5,922
Total interest income	5,922

Non-interest expenses:
Other non-interest expense	—

Income before income taxes	5,922
Income taxes	—

Income before equity in undistributed earnings of bank	5,922

Equity in undistributed earnings of bank	1,367,137

Net income	$1,373,059

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021 and 2020

Parent Only Condensed Statements of Cash Flows

Year Ended June 30, 2021

Cash flows from operating activities:
Net income	$1,373,059
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank	(1,367,137)
Increase in other assets	(5,922)
Net cash used in operating activities	—

Cash flows from investing activities:
Capital contributed to bank subsidiary	(4,504,825)
Net cash used in investing activities	(4,504,825)

Cash flows from financing activities:
Proceeds from issuance of common stock net of expenses	8,605,977
Initial capitalization of MHC	(100,000)
Funding of ESOP	(873,970)
Loan from subsidiary bank	246,922
Net cash provided by financing activities	7,878,929

Net change in cash and cash equivalents	3,374,104

Cash and cash equivalents-beginning of year	—

Cash and cash equivalents-end of year	$3,374,104

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes made in our internal controls during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Marathon Bancorp, Inc. is an emerging growth company.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREFENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Information concerning the directors of the Company is incorporated herein by reference to Proposal 1 of the Company’s Proxy Statement for the Annual Meeting of Shareholders.
(b)

Information concerning the officers and directors compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders under the caption “Delinquent Section 16(a) Reports”.

(c)	Information concerning the Company’s Code of Ethics is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders under the caption “Code of Ethics”.
(d)

Information concerning the Company’s Audit Committee and “financial expert” thereof is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders under the caption “Audit Committee”.

(e)	Set forth below is information concerning the Executive Officers of the Company at June 30, 2021.

Name	Age	Positions Held With the Company
Nicholas W. Zillges	45	President and Chief Executive Officer
Nora Spatz	65	Executive Vice President and Chief Administrative Officer
Michelle Knopf	51	Senior Vice President and Loan Officer
Joy Selting-Buchberger	53	Senior Vice President and Chief Financial Officer
Terry Cornish	53	Vice President and Chief Credit Officer

ITEM 11: EXECUTIVE COMPENSATION

(a)Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Shareholders under the caption "Compensation Committee".

(b)	Information concerning director compensation is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders under the caption “Directors Compensation”.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Shareholders under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Shareholders under the captions “Independence of Directors” and "Transactions with Certain Related Persons”.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Shareholders under the caption "Audit and Related Fees".

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements-The Company’s consolidated financial statements, for the years ended June 30, 2021 and 2020, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules- All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations.”

3.1

Articles of Incorporation of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

3.2

Bylaws of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.1

Form of Common Stock Certificate of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.2	Description of Securities of Marathon Bancorp, Inc.

10.1

Employment Agreement between Marathon Bank and Nicholas W. Zillges, dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.2

Change in Control Agreement between Marathon Bank and Nora Spatz, dated April 14, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.3

Change in Control Agreement between Marathon Bank and Michelle Knopf, dated April 14, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

21	Subsidiaries of Registrant

23	Consent of Bonadio & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Marathon Bancorp, Inc.’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Management contract or compensation plan or arrangement.

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marathon Bancorp, Inc.

Date:	September 28, 2021	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nicholas W. Zillges	President, Chief Executive Officer	September 28, 2021
Nicholas W. Zillges	and Director
(Principal Executive Officer)

/s/ Joy C. Selting-Buchberger	Senior Vice President and Chief	September 28, 2021
Joy C. Selting-Buchberger	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Amy Zientara	Director	September 28, 2021
Amy Zientara

/s/ Thomas Grimm	Director	September 28, 2021
Thomas Grimm

/s/ Thomas Terwilliger	Director	September 28, 2021
Thomas Terwilliger

/s/ Timothy R. Wimmer	Director	September 28, 2021
Timothy R. Wimmer