Form 10-Q
period 2021-09-30
Marathon Bancorp, Inc. /MD/
filed 2021-11-12
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 11, 2021, there were 2,229,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	September 30, 2021	2021
Assets
Cash and due from banks	$1,763,902	$1,989,643
Federal funds sold	29,665,000	44,059,000
Cash and cash equivalents	31,428,902	46,048,643
Interest bearing deposits held in other financial institutions	1,998,530	2,062,463
Debt securities available for sale	12,246,677	10,909,764
Debt securities held to maturity, at amortized cost (fair value $697,039 and $770,438)	657,872	708,949
Loans, net of allowance of $2,187,306 and $2,186,182, respectively	147,704,149	144,169,318
Interest receivable	503,447	552,516
Foreclosed assets	—	—
Investment in restricted stock, at cost	262,200	262,200
Cash surrender value life insurance	9,015,462	5,968,734
Premises and equipment, net	1,808,594	1,849,917
Deferred tax asset	150,382	269,715
Other assets	845,895	825,081
Total assets	$206,622,110	$213,627,300
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$22,570,051	$23,633,008
Interest bearing	150,865,911	148,323,109
Paycheck protection program lending facility (PPPLF) funding	1,236,914	10,372,148
Other liabilities	1,667,077	1,449,884
Total liabilities	176,339,953	183,778,149
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,229,497
shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	22,295	22,295
Additional paid-in capital	8,485,209	8,484,019
Retained earnings	22,505,760	22,088,669
Unearned ESOP shares, at cost	(852,707)	(866,499)
Accumulated other comprehensive income	121,600	120,667
Total stockholders' equity	30,282,157	29,849,151
Total liabilities and stockholders' equity	$206,622,110	$213,627,300

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2021	2020
Interest Income
Loans, including fees	$1,812,164	$1,347,613
Debt securities	80,384	114,108
Other	10,975	5,974
Total interest income	1,903,523	1,467,695
Interest Expense
Deposits	230,706	282,032
Borrowings and other	3,697	12,154
Total interest expense	234,403	294,186
Net Interest Income	1,669,120	1,173,509
Provision for Loan Losses	—	—
Net Interest Income After Provision for Loan Losses	1,669,120	1,173,509
Non-Interest Income
Service charges on deposit accounts	41,627	43,278
Mortgage banking income	185,966	478,686
Increase in cash value of life insurance	46,728	41,772
Gain (loss) of sale of foreclosed assets	—	(444)
Other income	6,251	1,692
Total non-interest income	280,572	564,984
Non-Interest Expenses
Salaries and employee benefits	825,140	794,660
Occupancy and equipment expenses	175,581	161,494
Data processing and office	96,808	111,311
Professional fees	157,477	59,020
Marketing expenses	15,039	12,857
Other expenses	129,057	139,026
Total non-interest expenses	1,399,102	1,278,368
Income Before Income Taxes	550,590	460,125
Provision for Income Taxes	133,499	94,772
Net Income	$417,091	$365,353

Net income per common shares-basic and diluted	$0.19	N/A
Weighted average number of common shares outstanding-basic and diluted	2,143,536	N/A

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	September 30,
	2021	2020
Net Income	$417,091	$365,353
Other comprehensive income
Unrealized (losses) gains on available for sale debt securities
Unrealized holding (loss) gain arising during the period	(5,745)	13,310
Tax effect	1,559	(3,625)
Net amount	(4,186)	9,685
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	5,119	39,096
Other comprehensive income	933	48,781
Comprehensive Income	$418,024	$414,134

(a) The reclassification adjustment is reflected in the Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income	Total
Balance, July 1, 2020	$—	$—	$—	$20,715,610	$—	$66,725	$20,782,335
Net income	—	—	—	365,353	—	—	365,353
Other comprehensive income	—	—	—	—	—	48,781	48,781
Balance, September 30, 2020	$—	$—	$—	$21,080,963	$—	$115,506	$21,196,469

Balance, July 1, 2021	$—	$22,295	$8,484,019	$22,088,669	$(866,499)	$120,667	$29,849,151
Net income	—	—	—	417,091	—	—	417,091
Other comprehensive income	—	—	—	—	—	933	933
ESOP shares committed to be released (1,379 shares)	—	—	1,190	—	13,792	—	14,982
Balance, September 30, 2021	$—	$22,295	$8,485,209	$22,505,760	$(852,707)	$121,600	$30,282,157

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	September 30,
	2021	2020
Operating Activities
Net income	$417,091	$365,353
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	50,562	51,785
ESOP expense	14,982	—
Net amortization of discounts and premiums on debt securities	33,231	38,385
Amortization of deferred loan fees, net	(384,003)	(3,298)
Net gain on sale of loans	(121,639)	(381,904)
Net change in deferred taxes	120,901	159,794
Earnings on cash value of life insurance	(46,728)	(41,772)
Decrease in interest receivable	49,069	29,167
Originations of loans held for sale	(6,610,936)	(17,428,590)
Proceeds from loans held for sale	6,732,575	17,810,494
Net change in other assets	(20,814)	(102,076)
Net change in other liabilities	217,193	388,000
Net Cash from Operating Activities	451,484	885,338
Investing Activities
Net change in interest-bearing deposits in other financial institutions	63,933	(500,843)
Purchase of debt securities available for sale	(2,000,000)	—
Proceeds from sales, maturities, and repayments of debt securities available for sale	623,177	1,512,481
Proceeds from maturities and calls of debt securities held to maturity	57,121	440,659
Purchase of bank owned life insurance	(3,000,000)	—
Net change in loans	(3,150,828)	(332,957)
Purchases of property and equipment	(9,239)	(24,394)
Net Cash (used in) from Investing Activities	(7,415,836)	1,094,946
Financing Activities
Net change in deposits	1,479,845	595,445
Borrowings (Repayments) of PPPLF funding, net	(9,135,234)	62,811
Net Cash (used in) from Financing Activities	(7,655,389)	658,256
Net Change in Cash and Cash Equivalents	(14,619,741)	2,638,540
Cash and Cash Equivalents, Beginning of Year	46,048,643	24,274,747
Cash and Cash Equivalents, End of Year	$31,428,902	$26,913,287
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$241,608	$286,249
Taxes	20,000	—

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

NOTES TO CONSLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1- Basis of Presentation

Marathon Bancorp, Inc. (the “Company”) is a Maryland chartered mid-tier stock holding company and was formed in connection with the conversion of Marathon Bank (the “Bank”) from a mutual to the mutual holding company form of organization in April 2021, and it is a subsidiary of Marathon MHC (the “Mutual Holding Company”), a Wisconsin chartered mutual holding company. The Mutual Holding Company owns 1,226,223 shares, or 55.0%, of the Company’s issued stock. In connection with the reorganization, Marathon Bancorp, Inc. sold 1,003,274 shares of common stock to the public at $10.00 per share, representing 45.0% of its outstanding shares of common stock. The stock offering resulted in gross proceeds of $10.0 million, net of offering expenses of $1.4 million, resulting in net proceeds of $8.5 million. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Marathon Bank is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 2021 are not necessarily indicative of the results for the year ending June 30, 2022 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2021.

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

Note 2- Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three months ended September 30, 2021, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Set forth below is the calculation of earnings per share.

	For the Three Months
	Ended September 30,
	2021	2020

Net income applicable to common stock	$417,091	$365,353

Average number of shares outstanding	2,229,497	N/A
Less: Average unallocated ESOP shares	85,961	N/A

Average number of common shares outstanding used to calculate basic earnings per share	2,143,536	N/A

Earnings per common share:
Basic	$0.19	N/A
Diluted	0.19	N/A

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of September 30, 2021 and June 30, 2021, consists of the following:

	September 30,	June 30,
	2021	2021
Available for sale debt securities, at fair value	$12,246,677	$10,909,764
Held to maturity debt securities, at amortized cost	657,872	708,949
	$12,904,549	$11,618,713

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2021
Available for sale debt securities
States and municipalities	$1,830,713	$56,580	$(3,070)	$1,884,223
Mortgage-backed	3,921,817	159,521	(9,555)	4,071,783
Corporate bonds	6,239,834	74,542	(23,705)	6,290,671
	$11,992,364	$290,643	$(36,330)	$12,246,677
Held to maturity debt securities
Mortgage-backed	$657,872	$39,167	$—	$697,039

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$1,830,603	$60,403	$(3,999)	$1,887,007
Mortgage-backed	4,557,465	165,976	(11,873)	4,711,568
Corporate bonds	4,261,638	79,251	(29,700)	4,311,189
	$10,649,706	$305,630	$(45,572)	$10,909,764
Held to maturity debt securities
Mortgage-backed	$708,949	$61,489	$—	$770,438

Securities with a carrying value of approximately $998,000 and $1,118,000 as of September 30, 2021 and June 30, 2021, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2021, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2021
Due in one year or less	$1,158,810	$1,178,025	$—	$—
Due from more than one to five years	4,327,447	4,397,975	—	—
Due from more than five to ten years	2,584,290	2,598,894	—	—
	8,070,547	8,174,894	—	—
Mortgage-backed securities	3,921,817	4,071,783	657,872	697,039
	$11,992,364	$12,246,677	$657,872	$697,039

There were no sales of available for sale debt securities during the three month periods ended September 30, 2021 and 2020.

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and June 30, 2021:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(3,070)	$91,931	$(3,070)	$91,931
Mortgage-backed	(1,625)	48,033	(7,930)	141,276	(9,555)	189,309
Corporate bonds	(23,705)	1,079,900	—	—	(23,705)	1,079,900
	$(25,330)	$1,127,933	$(11,000)	$233,207	$(36,330)	$1,361,140
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(3,999)	$91,001	$(3,999)	$91,001
Mortgage-backed	(3,760)	181,380	(8,113)	159,437	(11,873)	340,817
Corporate bonds	(29,700)	1,080,463	—	—	(29,700)	1,080,463
	$(33,460)	$1,261,843	$(12,112)	$250,438	$(45,572)	$1,512,281
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were five securities in an unrealized loss position in the less than 12 months category and five securities in the 12 months or more category at September 30, 2021. There were four securities in an unrealized loss position in the less than 12 months category and five securities in the 12 months or more category at June 30, 2021. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Note 4- Loans

A summary of loans by major category follows:

	September 30, 2021	June 30, 2021
Commercial real estate	$59,973,761	$52,148,065
Commercial and industrial (1)	10,496,551	19,278,477
Construction	8,540,644	7,985,188
One-to-four-family residential	51,234,763	48,404,820
Multi-family real estate	17,435,911	17,268,048
Consumer	2,364,607	1,788,997
Total loans	150,046,237	146,873,595
Deferred loan fees	(154,782)	(518,095)
Allowance for loan losses	(2,187,306)	(2,186,182)
Loans, net	$147,704,149	$144,169,318

(1)	Paycheck protection loans represent $1,236,914 and $10,378,681 of the commercial and industrial loans as of September 30, 2021 and June 30, 2021.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $34,313,803 and $35,421,507 as of September 30, 2021 and June 30, 2021, respectively. There was also FHLB stock of $262,200 pledged as of September 30, 2021 and June 30, 2021.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). This was considered Round 1 of the PPP. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation. We subsequently obtained approval as a qualified SBA lender. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and included new funding for the PPP (Round 2). The PPP ended in May 2021.

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Company receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%. As of September 30, 2021, we had originated 277 PPP loans totaling $18.5 million. As of September 30, 2021, $17.3 million of these PPP loans have been forgiven. As of September 30, 2021, we had 53 PPP loans totaling $1,236,914, net of remaining deferred fees of $118,714 outstanding.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021 and 2020, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2021 and June 30, 2021:

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
September 30, 2021
Allowance for credit losses
Balance at beginning of year	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,124	—	1,124
Provisions	187,549	(89,036)	(9,003)	(53,138)	(47,734)	(102)	11,464	—
Balance at September 30, 2021	$1,223,850	$68,497	$50,646	$356,257	$86,482	$5,918	$395,656	$2,187,306

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,223,850	68,497	50,646	356,257	86,482	5,918	395,656	2,187,306
Balance at end of period	$1,223,850	$68,497	$50,646	$356,257	$86,482	$5,918	$395,656	$2,187,306
Loans
Individually evaluated for impairment	$220,739	$—	$—	$307,840	$—	$—	$—	$528,579
Collectively evaluated for impairment	59,753,022	10,496,551	8,540,644	50,926,923	17,435,911	2,364,607	—	149,517,658
Balance at end of period	$59,973,761	$10,496,551	$8,540,644	$51,234,763	$17,435,911	$2,364,607	$—	$150,046,237

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2021
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,036,301	157,533	59,649	409,395	134,216	4,896	384,192	2,186,182
Balance at end of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Loans
Individually evaluated for impairment	$223,983	$—	$—	$315,440	$—	$—	$—	$539,423
Collectively evaluated for impairment	51,924,082	19,278,477	7,985,188	48,089,380	17,268,048	1,788,997		146,334,172
Balance at end of period	$52,148,065	$19,278,477	$7,985,188	$48,404,820	$17,268,048	$1,788,997	$—	$146,873,595

	Commercial	Commercial		One-to-Four	MultiFamily
September 30, 2020	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	73,128	—	—	1,652	—	74,780
Provisions	386,382	(907,851)	10,610	283,716	52,515	9,226	165,402	—
Balance at end of period	$661,379	$113,232	$127,596	$623,165	$62,572	$12,881	$173,932	$1,774,757

Individually evaluated for impairment	$—	$—	$—	$79,532	$—	$—	$—	$79,532
Collectively evaluated for impairment	661,379	113,232	127,596	543,633	62,572	12,881	173,932	1,695,225
Balance at end of period	$661,379	$113,232	$127,596	$623,165	$62,572	$12,881	$173,932	$1,774,757
Loans
Individually evaluated for impairment	$681,152	$—	$—	$2,276,722	$—	$—	$—	$2,957,874
Collectively evaluated for impairment	43,248,254	12,762,011	9,883,478	37,038,886	10,788,306	2,570,156	—	116,291,091
Balance at end of period	$43,929,406	$12,762,011	$9,883,478	$39,315,608	$10,788,306	$2,570,156	$—	$119,248,965

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2021 and June 30, 2021, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful
September 30, 2021
Commercial real estate	$58,271,533	$1,702,228	$—	$—
Commercial and industrial	8,834,381	1,662,170	—	—
Construction	8,540,644	—	—	—
	$75,646,558	$3,364,398	$—	$—

		Special Mention/
	Pass	Watch	Substandard	Doubtful
June 30, 2021
Commercial real estate	$51,924,082	$223,983	$—	$—
Commercial and industrial	14,245,538	5,032,939	—	—
Construction	7,985,185	—	—	—
	$74,154,805	$5,256,922	$—	$—

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of September 30, 2021 and June 30, 2021:

	Performing	Nonperforming
September 30, 2021
One-to-four-family residential	$51,031,248	$203,515
Multi-family real estate	17,435,911	—
Consumer	2,364,607	—
	$70,831,766	$203,515

	Performing	Nonperforming
June 30, 2021
One-to-four-family residential	$48,226,426	$178,394
Multi-family real estate	17,268,048	—
Consumer	1,788,997	—
	$67,283,471	$178,394

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of September 30, 2021 and June 30, 2021 (excluding COVID-19 deferrals):

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
September 30, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	31,733	—	—	203,515
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$31,733	$—	$—	$203,515

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	30,165	3,635	—	178,394
Multi-family real estate	—	—	—	—
Consumer	15,119	—	—	—
Total	$45,284	$3,635	$—	$178,394

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of September 30, 2021 and June 30, 2021:

				For the Three Months Ended
				September 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
September 30, 2021
With no related allowance recorded
Commercial real estate	$220,739	$238,806	$—	$222,361	$3,464
One-to-four-family residential	307,840	347,418	—	311,639	7,575
	$528,579	$586,224	$—	$534,000	$11,039

For the Three Months Ended
September 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

				For the Year Ended
				June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2021
With no related allowance recorded
Commercial real estate	$223,983	$242,050	$—	$228,710	$14,628
One-to-four-family residential	315,440	355,019	—	334,581	20,763
	$539,423	$597,069	$—	$563,291	$35,391

For the Year Ended
June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

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

There were no loans modified as TDRs during the three months ended September 30, 2021 and 2020. The Company has made no commitments to lend additional funds on restructured loans.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. The Company made this policy election. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Company received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of September 30, 2021, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of September 30, 2021, all of these loans have returned to normal payment status.

Note 5 - Deposits

Major classifications of deposits are as follows as of September 30, 2021 and June 30, 2021.

	Unaudited
	At September 30, 2021		At June 30, 2021
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$22,570,051	13.01%	$23,633,008	13.74%
Demand, NOW, money market accounts	45,411,634	26.18%	44,400,084	25.82%
Savings accounts	46,050,169	26.55%	44,688,696	25.99%
Certificates of deposit	59,404,108	34.25%	59,234,329	34.45%
Total	$173,435,962	100.00%	$171,956,117	100.00%

Note 6- Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended September 30, 2021 and 2020, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2021
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(4,186)	—	(4,186)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	5,119	5,119
Balance, end of period	$184,372	$(62,772)	$121,600

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2020
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive gain before reclassifications (net of tax)	9,685	—	9,685
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	39,096	39,096
Balance, end of period	$272,373	$(156,867)	$115,506

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

Note 7- Minimum Regulatory Capital Requirements

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of September 30, 2021 and June 30, 2021.

As of September 30, 2021 and June 30, 2021, management believes the Bank has met all capital adequacy requirements to which it is subject. As of September 30, 2021 and June 30, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2021	(Dollars in thousands)
Tier I Capital to Average Assets	$26,011	12.40%	$15,731	>7.5%	$17,828	>8.5%

Minimum To Be Well
Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2021			(Dollars in thousands)
Tier I Capital to Average Assets	$25,452	12.47%	$15,313	>7.5%	$17,355	>8.5%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At September 30, 2021, the Bank’s net worth was $26,282,715 and general loan loss reserve was $2,187,306, totaling 13.78% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2021, the Bank’s net worth was $25,842,077 and general loan loss reserve was $2,186,182, totaling 13.12% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 8 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum equal to the Prime Rate (currently 3.25%). Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $14,982 (upon the release of 1,379 shares) of compensation expense related to this plan for the three months ended September 30, 2021. At September 30, 2021, there were 85,271 shares not yet released having an aggregate market value of approximately $903,873. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 9- Commitments and Contingencies

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

As of September 30, 2021 and June 30, 2021, the following financial instruments were outstanding where contract amounts represent credit risk:

	September 30, 2021	June 30, 2021
Commitments to grant loans	$12,393,000	$5,824,000
Unused commitments under lines of credit	8,838,000	9,352,000
MPF credit enhancements	714,299	680,777

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of September 30, 2021, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 10- Fair Value of Assets and Liabilities

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Available for sale debt securities
States and municipalities	$1,884,223	$—	$1,884,223	$—
Mortgage-backed	4,071,783	—	4,071,783	—
Corporate bonds	6,290,671	—	6,290,671	—
Total assets	$12,246,677	$—	$12,246,677	$—

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available for sale debt securities
States and municipalities	$1,887,007	$—	$1,887,007	$—
Mortgage-backed	4,711,568	—	4,711,568	—
Corporate bonds	4,311,189	—	4,311,189	—
Total assets	$10,909,764	$—	$10,909,764	$—

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

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company only had Level 3 financial assets measured at fair value on a nonrecurring basis, which is summarized below:

	September 30,	June 30,	Valuation	Unobservable	Range
	2021	2021	Technique	Input	(Weighted Avg.)
Impaired loans	$—	$—	Collateral valuation	Discount from market value	0% - 57%

Foreclosed assets	$—	$—	Collateral valuation	Discount from market value	0% - 65%

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	September 30, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,763,902	$1,763,902	$1,989,643	$1,989,643
Federal funds sold	29,665,000	29,665,000	44,059,000	44,059,000
Interest bearing deposits in other financial institutions	1,998,530	1,998,530	2,062,463	2,062,463
Available for sale debt securities	12,246,677	12,246,677	10,909,764	10,909,764
Held to maturity debt securities	657,872	697,039	708,949	770,438
Loans, net	147,704,149	148,342,000	144,169,318	145,596,000
Investment in restricted stock	262,200	262,200	262,200	262,200
Interest receivable	503,447	503,447	552,516	552,516
Financial Liabilities
Deposits	$173,435,962	$175,915,000	$171,956,117	$174,555,000
Paycheck protection program lending facility	1,236,914	1,236,914	10,372,148	10,372,148
Accrued interest payable	20,232	20,232	10,152	10,152

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

The estimated fair value of fee income on letters of credit at September 30, 2021 and June 30, 2021 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2021 and June 30, 2021.

Note 11- Revenue Recognition

In accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments, the Company’s services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income which includes service charges on deposit accounts and the sale of foreclosed assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Form 10-Q and the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

●	Government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

●	our ability to manage market risk, credit risk and operational risk in the current economic environment;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;

●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees in the future; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At September 30, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Total Assets. Total assets decreased $7.0 million, or 3.3%, to $206.6 million at September 30, 2021 from $213.6 million at June 30, 2021. The decrease was primarily due to a decrease of $14.6 million, or 31.7%, in cash and cash equivalents, offset in part by a $1.3 million, or 12.3% increase, in debt securities available for sale and a $3.5 million, or 2.5% increase, in loans, net of the allowance for loan losses. The Company also purchased an additional $3.0 million of bank owned life insurance during the three months ended September 30, 2021.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $14.6 million, or 31.7%, to $31.4 million at September 30, 2021 from $46.0 million at June 30, 2021, primarily due to cash used to fund loan originations, the purchase of a $2.0 million corporate bond in our debt securities available for sale portfolio and an additional purchase of $3.0 million of bank owned life insurance.

Debt Securities Available for Sale. Total debt securities available for sale increased $1.3 million, or 12.3%, to $12.2 million at September 30, 2021 from $10.9 million at June 30, 2021. The increase was primarily due to the purchase of a $2.0 million corporate bond offset by paydowns and maturities of our mortgage-backed securities portfolio.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $51,000, or 7.2%, to $658,000 at September 30, 2021 from $709,000 at June 30, 2021. The decrease was primarily due to a decrease of mortgage-backed securities as a result of maturities.

Net Loans. Net loans increased $3.5 million, or 2.5%, to $147.7 million at September 30, 2021 from $144.2 million at June 30, 2021. The increase was primarily due to a $7.9 million, or 15.0%, increase in commercial real estate loans to $60.0 million at September 30, 2021 from $52.1 million at June 30, 2021 and an increase in one- to four-family residential loans of $2.8 million, or 5.9%, to $51.2 million at September 30, 2021 from $48.4 million at June 30, 2021. Commercial and industrial loans decreased by $8.8 million, or 45.6%, to $10.5 million at September 30, 2021 from $19.3 million at June 30, 2021 primarily due to the repayment by the SBA of forgiven PPP loans. PPP loans totaled $1.2 million as of September 30, 2021 as compared to $10.4 million as of June 30, 2021. The increase in commercial real estate loans was primarily due to our strategy to enhance our commercial real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans.

Deposits. Total deposits increased $1.4 million, or 0.9%, to $173.4 million at September 30, 2021 from $172.0 million at June 30, 2021. The increase in deposits was primarily due to an increase in savings accounts of $1.4 million, or 3.0%, to $46.1 million at September 30, 2021 from $44.7 million at June 30, 2021. The remaining deposit categories remained virtually unchanged when comparing September 30, 2021 to June 30, 2021.

Borrowings. Our borrowings from the Federal Reserve PPP Liquidity Facility to fund our PPP loans decreased by $9.1 million, or 88.1%, to $1.2 million at September 30, 2021 from $10.4 million at June 30, 2021. This decrease was due to the repayment by the SBA of forgiven PPP loans.

Stockholders’ Equity. Total stockholders’ equity increased by $433,000, or 1.5%, to $30.3 million at September 30, 2021 from $29.8 million at June 30, 2021. The increase was primarily due to net income of $417,000.

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

	For the Three Months Ended September 30,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$139,274	$1,439	4.16%	$112,334	$1,309	4.72%
PPP loans	3,054	373	57.96%	6,100	39	2.57%
Debt securities	12,667	80	2.53%	17,192	114	2.66%
Cash and cash equivalents	42,414	9	0.08%	29,760	3	0.04%
Other	262	3	3.06%	262	3	3.63%
Total interest-earning assets	197,671	1,904	3.87%	165,648	1,468	3.57%
Noninterest-earning assets	12,522			5,696
Total assets	$210,193			$171,344
Interest-bearing liabilities:
Demand deposits/NOW and Money Market	$49,607	43	0.34%	$39,140	34	0.35%
Savings deposits	45,774	17	0.15%	39,630	13	0.13%
Certificates of deposit	59,383	171	1.15%	43,981	235	2.14%
Total interest-bearing deposits	154,764	231	0.59%	122,751	282	0.92%
FHLB advances and other borrowings	—	—	—%	8,000	6	0.30%
PPP Liquidity Facility borrowings	4,182	4	0.38%	6,407	6	0.34%
Total interest-bearing liabilities	158,946	235	0.59%	137,158	294	0.86%
Non-interest bearing demand deposits	23,237			12,095
Other non-interest bearing liabilities	1,067			1,196
Total Liabilities	183,250			150,449
Total Equity	26,943			20,895
Total liabilities and equity	$210,193			$171,344
Net interest income		$1,669			$1,174
Net interest rate spread (2)	3.28%			2.71%
Net interest-earning assets (3)	$38,725			$28,490		(10,235)
Net interest margin (4)	3.39%			2.85%
Average interest-earning assets to interest-bearing liabilities	124.36%			120.77%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$318	$(188)	$130
PPP loans	(20)	354	334
Debt securities	(30)	(4)	(34)
Cash and cash equivalents	1	5	6
Other	—	—	—
Total interest-earning assets	269	167	436
Interest-bearing liabilities:
Demand, NOW and money market deposits	9	—	9
Savings deposits	2	2	4
Certificates of deposit	83	(147)	(64)
Total interest-bearing deposits	94	(145)	(51)
FHLB advances and other borrowings	(6)	—	(6)
PPP Liquidity Facility borrowings	(2)	—	(2)
Total interest-bearing liabilities	86	(145)	(59)
Change in net interest income	$183	$312	$495

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income was $417,000 for the three months ended September 30, 2021, an increase of $52,000, or 14.2%, from net income of $365,000 for the three months ended September 30, 2020. The increase in net income for the three months ended September 30, 2021 was primarily attributed to a $496,000 increase in net-interest income offset by a $284,000 decrease in non-interest income, a $121,000 increase in non-interest expenses and a $39,000 increase in the provision for income taxes.

Interest Income. Interest income increased by $436,000, or 29.7%, to $1.9 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020 due to an increase in loan interest income, partially offset by a decrease in debt securities interest income. Other interest income also increased by $5,000.

Loan interest income increased by $465,000, or 34.5%, to $1.8 million for the three months ended September 30, 2021 from $1.3 million for the three months ended September 30, 2020, due to an increase in the average balance of the loan portfolio partially offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (including PPP loans) increased by $23.9 million, or 20.2%, from $118.4 million for the three months ended September 30, 2020 to $142.3 million for the three months ended September 30, 2021. The increase in the average balance of loans was due to our continued efforts to increase commercial real estate loans in Southeastern Wisconsin offset by a decrease in the average balance of PPP loans due to the repayment by the SBA of forgiven PPP loans. One-to-four family residential loans and multi-family loans also increased. The average yield on the loan portfolio (excluding PPP loans) decreased by 56 basis points from 4.72% for the three months ended September 30, 2020 to 4.16% for the three months ended September 30, 2021. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since September 30, 2020. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $365,000 during the three months ended September 30, 2021 on the forgiven PPP loans repaid by the SBA compared to only $3,000 for the three months ended September 30, 2020. As of September 30, 2021, we had $1.2 million of outstanding PPP loans, net of deferred fee income of $118,714. The remaining deferred fee income will be recognized as forgiven PPP loans are repaid by the SBA.

Debt securities interest income decreased $34,000, or 30.0%, to $80,000 for the three months ended September 30, 2021 from $114,000 for the three months ended September 30, 2020 due to decreases of $4.5 million in the average balance of the debt securities portfolio and 13 basis points in the average yield on the debt securities portfolio to 2.53% for the three months ended September 30, 2021 from 2.66% for the three months ended September 30, 2020. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns which was offset by the purchase of a $2.0 million corporate bond during the three months ended September 30, 2021. The decrease in the average yield of debt securities was due to the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Interest Expense. Interest expense decreased $60,000, or 20.1%, to $234,000 for the three months ended September 30, 2021 from $294,000 for the three months ended September 30, 2020, due to a decrease of $51,000 in interest paid on deposits and a decrease of $8,000 in interest paid on borrowings.

Interest expense on deposits decreased $51,000, or 18.2%, to $231,000 for the three months ended September 30, 2021 from $282,000 for the three months ended September 30, 2020 due to a decrease in interest expense on certificates of deposit which was slightly offset by an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $64,000, or 27.2%, to $171,000 for the three months ended September 30, 2021 from $235,000 for the three months ended September 30, 2020 due to decreases in the average rate paid on certificates of deposit which was offset by an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 99 basis points to 1.15% for the three months ended September 30, 2021 from 2.14% for the three months ended September 30, 2020 due to the decline in market rates. The average balance of certificates of deposit increased by $15.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the purchase of $15.1 million in brokered certificates of deposit in March 2021 and the number of new customers added by the Company, offset by our strategic initiative to reduce our higher cost certificates of deposit. Interest expense on interest-bearing core deposits increased by $13,000, or 27.7%, to $60,000 for the three months ended September 30, 2021 from $47,000 for the three months ended September 30, 2020. The average rate paid on our interest-bearing core deposits increased slightly by 1 basis point to 0.25% for the three months ended September 30, 2021 from 0.24% for the three months ended September 30, 2020. The average balance of our interest-bearing core deposits increased by $16.6 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans and consumer stimulus payments.

Net Interest Income. Net interest income increased $496,000, or 42.2%, to $1.7 million for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020 due to an increase in net interest-earning assets and an increase in the net interest rate spread. Also included in net interest income for the three months ended September 30, 2021 was the recognition of deferred fee income of $365,000 on the forgiven PPP loans repaid by the SBA compared to only $3,000 for the three months ended September 30, 2020. Net interest-earning assets increased by $10.2 million, or 35.9%, to $38.7 million for the three months ended September 30, 2021 from $28.5 million for the three months ended September 30, 2020. Net interest rate spread increased by 57 basis points to 3.28% for the three months ended September 30, 2021 from 2.71% for the three months ended September 30, 2020, reflecting a 30 basis points increase in the average yield on interest-earning assets and a 27 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased 54 basis points to 3.39% for the three months ended September 30, 2021 from 2.85% for the three months ended September 30, 2020. The increase in the average yield on interest earning assets for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the $365,000 in deferred fee income recognized on the forgiven PPP loans repaid by the SBA. The decrease in the average interest rate paid on interest-bearing liabilities continues to be due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. The net interest rate spread and net interest margin for the three months ended September 30, 2021 would have been approximately 2.53%

and 2.65%, respectively when excluding the $365,000 in deferred fee income recognized on forgiven PPP loans repaid by the SBA. We expect further compression in our net interest margin in future periods.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Beginning with the three months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At September 30, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2021 or 2020. Our allowance for loan losses was $2.2 million and $1.8 million at September 30, 2021 and 2020, respectively. The allowance for loan losses to total loans was 1.46% at September 30, 2021 and 1.48% at September 30, 2020. We recorded net recoveries of $1,000 for the three months ended September 30, 2021 and net recoveries of $75,000 for the three months ended September 30, 2020. Non-performing assets increased to $204,000, or 0.10% of total assets, at September 30, 2021, compared to $178,000, or 0.08% of total assets, at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$42	$43	$(1)	(2.3)%
Mortgage banking	186	479	(293)	(61.2)%
Increase in cash surrender value of BOLI	47	42	5	11.9%
Other	6	1	5	500.0%
Total non-interest income	$281	$565	$(284)	(50.3)%

Non-interest income decreased by $284,000 to $281,000 for the three months ended September 30, 2021 from $565,000 for the three months ended September 30, 2020 due primarily to a decrease in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) decreased by $293,000 as we sold $6.6 million of mortgage loans into the secondary market during the three months ended September 30, 2021 compared to $17.4 million of such sales during the three months ended September 30, 2020 due to an increase in market rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$825	$795	$30	3.8%
Occupancy and equipment	176	161	15	9.3%
Data processing and office	97	111	(14)	(12.6)%
Professional fees	157	59	98	166.1%
Marketing expenses	15	13	2	15.4%
Other	129	139	(10)	(7.2)%
Total non-interest expenses	$1,399	$1,278	$121	9.5%

Non-interest expenses were $1.4 million for the three months ended September 30, 2021 as compared to $1.3 million for the three months ended September 30, 2020. Salaries and employee benefits increased $30,000 due primarily to personnel changes. Professional fees increased $98,000 primarily due to costs associated with being a public company including but not limited to preparing and filing the required periodic reports with the Securities and Exchange Commission.

Provision for Income Taxes. Income tax expense was $133,000 for the three months ended September 30, 2021, an increase of $38,000, as compared to income tax expense of $95,000 for the three months ended September 30, 2020. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the three months ended September 30, 2021 and 2020 was 24.3% and 20.6%, respectively.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated (excluding COVID-19 deferrals). We had no PPP loans delinquent at September 30, 2021 or June 30, 2021.

	At September 30, 2021			At June 30, 2021
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to four-family residential	$32	$—	$204	$30	$4	$178
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	15	—	—
Total	$32	$—	$204	$45	$4	$178

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $140,000 and $72,000 as of September 30, 2021 and June 30, 2021, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At September 30,	At June 30,
	2021	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$204	$178
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	204	178
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	—
Total non-performing assets	$204	$178
Total accruing troubled debt restructured loans	$389	$468
Total non-performing loans to total loans	0.14%	0.12%
Total non-performing loans to total assets	0.10%	0.08%
Total non-performing assets to total assets	0.10%	0.08%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At September 30,	At June 30,
	2021	2021

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention	$3,364	$5,257

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At September 30, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended
	September 30,
	2021	2020

	(Dollars in thousands)
Allowance at beginning of period	$2,186	$1,700
Provision for loan losses	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial loans and industrial	—	—
Consumer	—	—
Total charge-offs	—	—
Recoveries:
Real estate loans:	—	—
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	73
Commercial and industrial	—	—
Consumer	1	2
Total recoveries	1	75
Net (charge-offs) recoveries	1	75
Allowance at end of period	$2,187	$1,775
Allowance to non-performing loans	1,072.06%	561.60%
Allowance to total loans outstanding at the end of the period	1.46%	1.48%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.27%

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

	At September 30, 2021			At June 30, 2021

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in Thousands)
Commercial real estate	$1,223,850	56.0%	40.0%	$1,036,301	47.4%	35.5%
Commercial and industrial	68,497	3.1%	6.2%	157,533	7.2%	6.1%
Construction	50,646	2.3%	5.7%	59,649	2.7%	5.4%
One-to-four-family residential	356,257	16.3%	34.1%	409,395	18.7%	33.0%
Multi-family real estate	86,482	4.0%	11.6%	134,216	6.1%	11.8%
Paycheck Protection Program loans	—	—	0.8%	—	—	7.1%
Consumer	5,918	0.3%	1.6%	4,896	0.2%	1.1%
Unallocated	395,656	18.1%	—	384,192	17.6%	—%
Total	$2,187,306	100%	100%	$2,186,182	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2021, we had a $74.9 million line of credit with the Federal Home Loan Bank of Chicago, and had no borrowings outstanding as of that date. Under the Federal Reserve PPP Liquidity Facility program, we have outstanding $1.2 million to fund PPP loans as of September 30, 2021 which is secured by an equal amount of PPP loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $451,000 and $885,000 for the three months ended September 30, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was ($7.4) million and $1.1 million for the three months ended September 30, 2021 and 2020 , respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was ($7.7) million and $658,000 for the three months ended September 30, 2021 and 2020, respectively.

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

At September 30, 2021, Marathon Bank was classified as “well capitalized” for regulatory capital purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had outstanding commitments to originate loans of $21.2 million, and outstanding commitments to sell loans of $1.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2021 totaled $21.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the consolidated financial statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of September 30, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three months ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: November 12, 2021	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)