Form 10-Q
period 2021-12-31
Marathon Bancorp, Inc. /MD/
filed 2022-02-11
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of February 10, 2022, there were 2,229,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	December 31, 2021	2021
Assets
Cash and due from banks	$2,967,480	$1,989,643
Federal funds sold	26,730,000	44,059,000
Cash and cash equivalents	29,697,480	46,048,643
Interest bearing deposits held in other financial institutions	3,518,465	2,062,463
Debt securities available for sale	12,513,053	10,909,764
Debt securities held to maturity, at amortized cost (fair value $693,083 and $770,438)	626,294	708,949
Loans, net of allowance of $2,188,643 and $2,186,182, respectively	156,324,796	144,169,318
Interest receivable	535,703	552,516
Investment in restricted stock, at cost	262,200	262,200
Cash surrender value life insurance	9,075,364	5,968,734
Premises and equipment, net	1,757,261	1,849,917
Deferred tax asset	94,133	269,715
Other assets	809,079	825,081
Total assets	$215,213,828	$213,627,300
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$23,196,979	$23,633,008
Interest bearing	160,195,803	148,323,109
Paycheck protection program lending facility (PPPLF) funding	149,557	10,372,148
Other liabilities	1,143,534	1,449,884
Total liabilities	184,685,873	183,778,149
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,229,497
shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	22,295	22,295
Additional paid-in capital	8,485,653	8,484,019
Retained earnings	22,790,625	22,088,669
Unearned ESOP shares, at cost	(839,010)	(866,499)
Accumulated other comprehensive income	68,392	120,667
Total stockholders' equity	30,527,955	29,849,151
Total liabilities and stockholders' equity	$215,213,828	$213,627,300

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2021	2020	2021	2020
Interest Income
Loans, including fees	$1,610,637	$1,491,621	$3,422,801	$2,839,234
Debt securities	83,034	93,092	163,418	207,200
Other	8,540	7,507	19,515	13,481
Total interest income	1,702,211	1,592,220	3,605,734	3,059,915
Interest Expense
Deposits	226,050	267,215	456,756	549,247
Borrowings and other	2,691	12,195	6,388	24,349
Total interest expense	228,741	279,410	463,144	573,596
Net Interest Income	1,473,470	1,312,810	3,142,590	2,486,319
Provision for Loan Losses	—	—	—	—
Net Interest Income After Provision for Loan Losses	1,473,470	1,312,810	3,142,590	2,486,319
Non-Interest Income
Service charges on deposit accounts	41,670	42,590	83,297	85,868
Mortgage banking income	172,100	403,408	358,066	882,094
Increase in cash value of life insurance	59,902	41,818	106,630	83,590
Net gain on securities transactions	14,000	—	14,000	—
Gain on sale of foreclosed assets	—	11,284	—	10,840
Other income	2,118	7,504	8,369	9,196
Total non-interest income	289,790	506,604	570,362	1,071,588
Non-Interest Expenses
Salaries and employee benefits	741,210	813,797	1,566,350	1,608,457
Occupancy and equipment expenses	185,469	162,950	361,050	324,444
Data processing and office	104,496	118,004	201,304	229,315
Professional fees	172,057	75,098	329,534	134,118
Marketing expenses	27,623	21,093	42,662	33,950
Other expenses	147,930	109,415	276,987	248,441
Total non-interest expenses	1,378,785	1,300,357	2,777,887	2,578,725
Income Before Income Taxes	384,475	519,057	935,065	979,182
Provision for Income Taxes	99,610	128,329	233,109	223,101
Net Income	$284,865	$390,728	$701,956	$756,081

Net income per common shares-basic and diluted	$0.13	N/A	$0.33	N/A
Weighted average number of common shares outstanding-basic and diluted	2,144,911	N/A	2,144,221	N/A

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	December 31,
	2021	2020
Net Income	$284,865	$390,728
Other comprehensive income (loss)
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(64,924)	(22,002)
Tax effect	17,684	5,994
Net amount	(47,240)	(16,008)
Reclassification adjustment for gains included in net
income (a)	(14,000)	—
Tax effect	3,815	—
Net amount	(10,185)	—
Amortization of unrealized losses on debt securities
transferred from available for sale to held to maturity (b)	4,217	49,498
Other comprehensive income (loss)	(53,208)	33,490
Comprehensive Income	$231,657	$424,218

(a) The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Six Months Ended
	December 31,
	2021	2020
Net Income	$701,956	$756,081
Other comprehensive income (loss)
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(70,677)	(8,692)
Tax effect	19,251	2,369
Net amount	(51,426)	(6,323)

Reclassification adjustment for gains included in net income (a)	(14,000)	—
Tax effect	3,815	—
Net amount	(10,185)	—

Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	9,336	88,594
Other comprehensive income (loss)	(52,275)	82,271
Comprehensive Income	$649,681	$838,352

(a) The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income	Total
Balance, July 1, 2020	$—	$—	$—	$20,715,610	$—	$66,725	$20,782,335
Net income	—	—	—	365,353	—	—	365,353
Other comprehensive income	—	—	—	—	—	48,781	48,781
Balance, September 30, 2020	—	—	—	21,080,963	—	115,506	21,196,469
Net income	—	—	—	390,728	—	—	390,728
Other comprehensive income	—	—	—	—	—	33,490	33,490
Balance, December 31, 2020	$—	$—	$—	$21,471,691	$—	$148,996	$21,620,687

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2021	$—	$22,295	$8,484,019	$22,088,669	$(866,499)	$120,667	$29,849,151
Net income	—	—	—	417,091	—	—	417,091
Other comprehensive income	—	—	—	—	—	933	933
ESOP shares committed to be released (1,379 shares)	—	—	1,190	—	13,792	—	14,982
Balance, September 30, 2021	—	22,295	8,485,209	22,505,760	(852,707)	121,600	30,282,157
Net income	—	—	—	284,865	—	—	284,865
Other comprehensive loss	—	—	—	—	—	(53,208)	(53,208)
ESOP shares committed to be released (1,370 shares)	—	—	444	—	13,697	—	14,141
Balance, December 31, 2021	$—	$22,295	$8,485,653	$22,790,625	$(839,010)	$68,392	$30,527,955

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31,
	2021	2020
Operating Activities
Net income	$701,956	$756,081
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	101,895	102,276
ESOP expense	29,123	—
Net amortization of discounts and premiums on debt securities	63,794	74,859
Amortization of deferred loan fees, net	(495,351)	(95,284)
Net gain on sale of loans	(223,686)	(702,504)
Realized gain on available for sale debt securities	(14,000)	—
Net gains and write down on foreclosed assets	—	(10,840)
Net change in deferred taxes	198,648	159,795
Earnings on cash value of life insurance	(106,630)	(83,590)
Decrease in interest receivable	16,813	44,667
Originations of loans held for sale	(12,385,042)	(30,937,040)
Proceeds from loans held for sale	12,608,728	31,639,544
Net change in other assets	16,002	(493,806)
Net change in other liabilities	(306,350)	(349,596)
Net Cash from Operating Activities	205,900	104,562
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(1,456,002)	(1,353,358)
Purchase of debt securities available for sale	(3,000,000)	—
Proceeds from sales, maturities, and repayments of debt securities available for sale	1,260,577	2,961,284
Proceeds from maturities and calls of debt securities held to maturity	93,654	1,304,477
Purchase of bank owned life insurance	(3,000,000)	—
Net change in loans	(11,660,127)	(6,141,320)
Proceeds from sale of foreclosed assets	—	74,920
Purchases of property and equipment	(9,239)	(33,993)
Net Cash used in Investing Activities	(17,771,137)	(3,187,990)
Financing Activities
Net change in deposits	11,436,665	5,233,348
Repayments of PPPLF funding, net	(10,222,591)	(1,881,760)
Net Cash from Financing Activities	1,214,074	3,351,588
Net Change in Cash and Cash Equivalents	(16,351,163)	268,160
Cash and Cash Equivalents, Beginning of Year	46,048,643	24,274,747
Cash and Cash Equivalents, End of Year	$29,697,480	$24,542,907
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$471,468	$567,535
Taxes	46,000	—

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

The Bank is a Wisconsin stock savings bank, which conducts its business through four offices. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County and Ozaukee County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposits; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2021 are not necessarily indicative of the results for the year ending June 30, 2022 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2021.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020 (see below). Early adoption is permitted. The Company will adopt this pronouncement beginning July 1, 2022. The Company’s operating leases are predominately related to real estate. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this new standard to have a material impact on the Company’s results of operations or cash flows because the Company owns most of its facilities and this ASU will apply primarily to its two small operating leases. Management is currently evaluating the appropriate transition method and projected present value of its leases at the adoption date.

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

Note 2- Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three and six months ended December 31, 2021, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Set forth below is the calculation of earnings per share.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Net income applicable to common stock	$284,865	$390,728	$701,956	$756,081

Average number of shares outstanding	2,229,497	N/A	2,229,497	N/A
Less: Average unallocated ESOP shares	84,586	N/A	85,276	N/A

Average number of common shares outstanding used to calculate basic earnings per share	2,144,911	N/A	2,144,221	N/A

Earnings per common share:
Basic	$0.13	N/A	$0.33	N/A
Diluted	0.13	N/A	0.33	N/A

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of December 31, 2021 and June 30, 2021, consists of the following:

	December 31,	June 30,
	2021	2021
Available for sale debt securities, at fair value	$12,513,053	$10,909,764
Held to maturity debt securities, at amortized cost	626,294	708,949
	$13,139,347	$11,618,713

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2021
Available for sale debt securities
States and municipalities	$1,649,821	$37,473	$(2,272)	$1,685,022
Mortgage-backed	3,469,716	115,976	(8,349)	3,577,343
Corporate bonds	7,218,135	34,370	(1,817)	7,250,688
	$12,337,672	$187,819	$(12,438)	$12,513,053
Held to maturity debt securities
Mortgage-backed	$626,294	$66,789	$—	$693,083

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$1,830,603	$60,403	$(3,999)	$1,887,007
Mortgage-backed	4,557,465	165,976	(11,873)	4,711,568
Corporate bonds	4,261,638	79,251	(29,700)	4,311,189
	$10,649,706	$305,630	$(45,572)	$10,909,764
Held to maturity debt securities
Mortgage-backed	$708,949	$61,489	$—	$770,438

Securities with a carrying value of approximately $869,000 and $1,118,000 as of December 31, 2021 and June 30, 2021, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2021, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2021
Due in one year or less	$1,135,700	$1,136,010	$—	$—
Due from more than one to five years	4,517,256	4,582,975	—	—
Due from more than five to ten years	2,215,000	2,216,725	—	—
Due for more than ten years	1,000,000	1,000,000	—	—
	8,867,956	8,935,710	—	—
Mortgage-backed securities	3,469,716	3,577,343	626,294	693,083
	$12,337,672	$12,513,053	$626,294	$693,083

There were no sales of available for sale debt securities during the three and six month periods ended December 31, 2021 and 2020. The Company did recognize a gain of $14,000 on a bond that matured during the three and six months ended December 31, 2021 related to a previous other than temporary impairment charge taken on this security.

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and June 30, 2021:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(2,272)	$57,728	$(2,272)	$57,728
Mortgage-backed	(737)	125,982	(7,612)	123,935	(8,349)	249,917
Corporate bonds	(1,817)	1,095,294	—	—	(1,817)	1,095,294
	$(2,554)	$1,221,276	$(9,884)	$181,663	$(12,438)	$1,402,939
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(3,999)	$91,001	$(3,999)	$91,001
Mortgage-backed	(3,760)	181,380	(8,113)	159,437	(11,873)	340,817
Corporate bonds	(29,700)	1,080,463	—	—	(29,700)	1,080,463
	$(33,460)	$1,261,843	$(12,112)	$250,438	$(45,572)	$1,512,281
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were seven securities in an unrealized loss position in the less than 12 months category and four securities in the 12 months or more category at December 31, 2021. There were four securities in an unrealized loss position in the less than 12 months category and five securities in the 12 months or more category at June 30, 2021. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Note 4- Loans

A summary of loans by major category follows:

	December 31, 2021	June 30, 2021
Commercial real estate	$63,032,800	$52,148,065
Commercial and industrial (1)	8,901,181	19,278,477
Construction	8,098,343	7,985,188
One-to-four-family residential	51,680,119	48,404,820
Multi-family real estate	24,615,280	17,268,048
Consumer	2,254,816	1,788,997
Total loans	158,582,539	146,873,595
Deferred loan fees	(69,100)	(518,095)
Allowance for loan losses	(2,188,643)	(2,186,182)
Loans, net	$156,324,796	$144,169,318

(1)	Paycheck protection loans represent $149,557 and $10,378,681 of the commercial and industrial loans as of December 31, 2021 and June 30, 2021.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $35,667,099 and $35,421,507 as of December 31, 2021 and June 30, 2021, respectively. There was also FHLB stock of $262,200 pledged as of December 31, 2021 and June 30, 2021.

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

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Company receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%. As of December 31, 2021, we had originated 277 PPP loans totaling $18.5 million. As of December 31, 2021, $18.3 million of these PPP loans have been forgiven. As of December 31, 2021, we had 5 PPP loans totaling $149,557 net of remaining deferred fees of $10,694 outstanding. As of June 30, 2021, we had 109 PPP loans totaling $10,378,681 net of remaining deferred fees of $483,484 outstanding.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2021 and 2020, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2021 and June 30, 2021:

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
December 31, 2021
Allowance for credit losses
Balance at beginning of year	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,124	—	1,124
Provisions	187,549	(89,036)	(9,003)	(53,138)	(47,734)	(102)	11,464	—
Balance at September 30, 2021	1,223,850	68,497	50,646	356,257	86,482	5,918	395,656	2,187,306
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,337	—	1,337
Provisions	64,577	(19,488)	(2,866)	(14,346)	34,871	(1,723)	(61,025)	—
Balance at end of period	$1,288,427	$49,009	$47,780	$341,911	$121,353	$5,532	$334,631	$2,188,643

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,288,427	49,009	47,780	341,911	121,353	5,532	334,631	2,188,643
Balance at end of period	$1,288,427	$49,009	$47,780	$341,911	$121,353	$5,532	$334,631	$2,188,643
Loans
Individually evaluated for impairment	$217,449	$—	$—	$299,084	$—	$—	$—	$516,533
Collectively evaluated for impairment	62,815,351	8,901,181	8,098,343	51,381,035	24,615,280	2,254,816	—	158,066,006
Balance at end of period	$63,032,800	$8,901,181	$8,098,343	$51,680,119	$24,615,280	$2,254,816	$—	$158,582,539

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2021
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,036,301	157,533	59,649	409,395	134,216	4,896	384,192	2,186,182
Balance at end of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Loans
Individually evaluated for impairment	$223,983	$—	$—	$315,440	$—	$—	$—	$539,423
Collectively evaluated for impairment	51,924,082	19,278,477	7,985,188	48,089,380	17,268,048	1,788,997		146,334,172
Balance at end of period	$52,148,065	$19,278,477	$7,985,188	$48,404,820	$17,268,048	$1,788,997	$—	$146,873,595

	Commercial	Commercial			One-to-Four	MultiFamily
December 31, 2020	Real Estate	and Industrial		Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$274,997		$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—		—	—	—	—	—	—	—
Recoveries	—		—	73,128	—	—	1,652	—	74,780
Provisions	386,382		(907,851)	10,610	283,716	52,515	9,226	165,402	—
Balance at September 30, 2020	661,379		113,232	127,596	623,165	62,572	12,881	173,932	1,774,757
Charge-offs	—		—	—	—	—	—	—	—
Recoveries	—		341,388	—	—	—	1,566	—	342,954
Provisions	280,505		(344,174)	2,444	(47,961)	23,163	(3,893)	89,916	—
Balance at end of period	$941,884		$110,446	$130,040	$575,204	$85,735	$10,554	$263,848	$2,117,711

Individually evaluated for impairment	$—		$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	941,884		110,446	130,040	575,204	85,735	10,554	263,848	2,117,711
Balance at end of period	$941,884		$110,446	$130,040	$575,204	$85,735	$10,554	$263,848	$2,117,711
Loans
Individually evaluated for impairment	$230,331		$—	$—	$470,318	$90,328	$—	$—	$790,977
Collectively evaluated for impairment	47,324,480	11017967	11,017,967	10,080,584	42,803,943	11,431,363	1,986,429	—	124,644,766
Balance at end of period	$47,554,811		$11,017,967	$10,080,584	$43,274,261	$11,521,691	$1,986,429	$—	$125,435,743

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2021 and June 30, 2021, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful
December 31, 2021
Commercial real estate	$61,344,054	$1,688,746	$—	$—
Commercial and industrial	8,901,181	—	—	—
Construction	8,098,343	—	—	—
	$78,343,578	$1,688,746	$—	$—

		Special Mention/
	Pass	Watch	Substandard	Doubtful
June 30, 2021
Commercial real estate	$51,924,082	$223,983	$—	$—
Commercial and industrial	14,245,538	5,032,939	—	—
Construction	7,985,185	—	—	—
	$74,154,805	$5,256,922	$—	$—

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of December 31, 2021 and June 30, 2021:

	Performing	Nonperforming
December 31, 2021
One-to-four-family residential	$51,520,026	$160,093
Multi-family real estate	24,615,280	—
Consumer	2,254,816	—
	$78,390,122	$160,093

	Performing	Nonperforming
June 30, 2021
One-to-four-family residential	$48,226,426	$178,394
Multi-family real estate	17,268,048	—
Consumer	1,788,997	—
	$67,283,471	$178,394

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of December 31, 2021 and June 30, 2021 (excluding COVID-19 deferrals):

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
December 31, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	631,413	153,725	—	160,093
Multi-family real estate	—	—	—	—
Consumer	3,621	—	—	—
Total	$635,034	$153,725	$—	$160,093

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	30,165	3,635	—	178,394
Multi-family real estate	—	—	—	—
Consumer	15,119	—	—	—
Total	$45,284	$3,635	$—	$178,394

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of December 31, 2021 and June 30, 2021:

				For the Six Months Ended
				December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
December 31, 2021
With no related allowance recorded
Commercial real estate	$217,449	$235,516	$—	$220,715	$6,881
One-to-four-family residential	299,084	338,663	—	307,262	15,778
	$516,533	$574,179	$—	$527,977	$22,659

For the Six Months Ended
December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

				For the Year Ended
				June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2021
With no related allowance recorded
Commercial real estate	$223,983	$242,050	$—	$228,710	$14,628
One-to-four-family residential	315,440	355,019	—	334,581	20,763
	$539,423	$597,069	$—	$563,291	$35,391

For the Year Ended
June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

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

There were no loans modified as TDRs during the six months ended December 31, 2021 and 2020. The Company has made no commitments to lend additional funds on restructured loans.

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

The Company received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of December 31, 2021, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of December 31, 2021, all of these loans have returned to normal payment status.

Note 5 - Deposits

Major classifications of deposits are as follows as of December 31, 2021 and June 30, 2021.

	Unaudited
	At December 31, 2021		At June 30, 2021
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$23,196,979	12.65%	$23,633,008	13.74%
Demand, NOW, money market accounts	55,486,139	30.26%	44,400,084	25.82%
Savings accounts	46,200,517	25.19%	44,688,696	25.99%
Certificates of deposit	58,509,147	31.90%	59,234,329	34.45%
Total	$183,392,782	100.00%	$171,956,117	100.00%

Note 6- Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months and six months ended December 31, 2021 and 2020, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Six Months Ended December 31, 2021
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(4,186)	—	(4,186)
Amortization of amounts transferred from debt securities available for sale to held to maturity (b)	—	5,119	5,119
Balance, September 30, 2021	184,372	(62,772)	121,600
Other comprehensive loss before reclassifications (net of tax)	(47,240)	—	(47,240)
Amounts reclassified from accumulated other comprehensive income (net of tax) (a)	(10,185)	—	(10,185)
Amortization of amounts transferred from debt securities available for sale to held to maturity (b)	—	4,217	4,217
Balance, December 31, 2021	$126,947	$(58,555)	$68,392

(a) The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gain on Securities Transactions ($14,000) and Provision for Income Taxes of ($3,815).

(b) The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Six Months Ended December 31, 2020
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive income before reclassifications (net of tax)	9,685	—	9,685
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	39,096	39,096
Balance, September 30, 2020	272,373	(156,867)	115,506
Other comprehensive loss before reclassifications (net of tax)	(16,008)	—	(16,008)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	49,498	49,498
Balance, December 31, 2020	$256,365	$(107,369)	$148,996

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of December 31, 2021 and June 30, 2021.

As of December 31, 2021 and June 30, 2021, management believes the Bank has met all capital adequacy requirements to which it is subject. As of December 31, 2021 and June 30, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2021	(Dollars in thousands)
Tier I Capital to Average Assets	$26,394	12.55%	$15,773	>	7.5%	$17,876	>	8.5%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2021			(Dollars in thousands)
Tier I Capital to Average Assets	$25,452	12.47%	$15,313	>	7.5%	$17,355	>	8.5%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At December 31, 2021, the Bank’s net worth was $26,555,579 and general loan loss reserve was $2,188,643, totaling 13.34% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2021, the Bank’s net worth was $25,842,077 and general loan loss reserve was $2,186,182, totaling 13.12% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 8 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum equal to the Prime Rate (currently 3.25%). Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $29,123 (upon the release of 2,749 shares) of compensation expense related to this plan for the six months ended December 31, 2021. At December 31, 2021, there were 83,901 shares not yet released having an aggregate market value of approximately $901,936. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

As of December 31, 2021 and June 30, 2021, the following financial instruments were outstanding where contract amounts represent credit risk:

	December 31, 2021	June 30, 2021
Commitments to grant loans	$3,335,000	$5,824,000
Unused commitments under lines of credit	8,193,000	9,352,000
MPF credit enhancements	759,439	680,777

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of December 31, 2021, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Available for sale debt securities
States and municipalities	$1,685,022	$—	$1,685,022	$—
Mortgage-backed	3,577,343	—	3,577,343	—
Corporate bonds	7,250,688	—	5,250,688	2,000,000
Total assets	$12,513,053	$—	$10,513,053	$2,000,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available for sale debt securities
States and municipalities	$1,887,007	$—	$1,887,007	$—
Mortgage-backed	4,711,568	—	4,711,568	—
Corporate bonds	4,311,189	—	4,311,189	—
Total assets	$10,909,764	$—	$10,909,764	$—

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at October 1, 2021	$—

Transfer of security from Level 2 to Level 3	2,000,000

Unrealized gains (losses) included in other comprehensive income (loss)	—

Balance at December 31, 2021	$2,000,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had no Level 3 financial assets measured at fair value on a nonrecurring basis.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	December 31, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,967,480	$2,967,480	$1,989,643	$1,989,643
Federal funds sold	26,730,000	26,730,000	44,059,000	44,059,000
Interest bearing deposits in other financial institutions	3,518,465	3,518,465	2,062,463	2,062,463
Available for sale debt securities	12,513,053	12,513,053	10,909,764	10,909,764
Held to maturity debt securities	626,294	693,083	708,949	770,438
Loans, net	156,324,796	156,284,000	144,169,318	145,596,000
Investment in restricted stock	262,200	262,200	262,200	262,200
Interest receivable	535,703	535,703	552,516	552,516
Financial Liabilities
Deposits	$183,392,782	$182,486,000	$171,956,117	$174,555,000
Paycheck protection program lending facility	149,557	149,557	10,372,148	10,372,148
Accrued interest payable	19,113	19,113	10,152	10,152

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

Paycheck Protection Program Lending Facility (PPPLF) funding – The carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Accrued interest payable – Due to their short-term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

The estimated fair value of fee income on letters of credit at December 31, 2021 and June 30, 2021 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2021 and June 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 as filed with the Securities and Exchange Commission on September 28, 2021.

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

changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At December 31, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Total Assets. Total assets increased $1.6 million, or 0.7%, to $215.2 million at December 31, 2021 from $213.6 million at June 30, 2021. The increase was primarily due to an increase of $1.6 million, or 14.7%, in debt securities available for sale and a $12.2 million, or 8.4% increase, in loans, net of the allowance for loan losses offset by a decrease of $16.4 million, or 35.5%, in cash and cash equivalents. Interest bearing deposits held in other financial institutions also increased by $1.5 million, or 70.6%. The Company also purchased an additional $3.0 million of bank owned life insurance during the six months ended December 31, 2021.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $16.4 million, or 35.5%, to $29.7 million at December 31, 2021 from $46.1 million at June 30, 2021, primarily due to cash used to fund loan originations, the purchase of $3.0 million of corporate bonds in our debt securities available for sale portfolio and an additional purchase of $3.0 million of bank owned life insurance.

Debt Securities Available for Sale. Total debt securities available for sale increased $1.6 million, or 14.7%, to $12.5 million at December 31, 2021 from $10.9 million at June 30, 2021. The increase was primarily due to the purchase of $3.0 million in corporate bonds offset by paydowns and maturities of our mortgage-backed securities portfolio.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $83,000, or 11.7%, to $626,000 at December 31, 2021 from $709,000 at June 30, 2021. The decrease was primarily due to a decrease of mortgage-backed securities as a result of maturities.

Net Loans. Net loans increased $12.2 million, or 8.4%, to $156.3 million at December 31, 2021 from $144.1 million at June 30, 2021. The increase was primarily due to a $10.8 million, or 20.9%, increase in commercial real estate loans to $63.0 million at December 31, 2021 from $52.1 million at June 30, 2021, an increase in one- to four-family residential loans of $3.3 million, or 6.8%, to $51.7 million at December 31, 2021 from $48.4 million at June 30, 2021 and an increase in multi-family real estate loans of $7.3 million, or 42.6%, to $24.6 million at December 31, 2021 from $17.3 million at June 30, 2021. Commercial and industrial loans decreased by $10.4 million, or 53.8%, to $8.9 million at December 31, 2021 from $19.3 million at June 30, 2021 primarily due to the repayment by the SBA of forgiven PPP loans. PPP loans totaled $150,000 as of December 31, 2021 as compared to $10.4 million as of June 30, 2021. The increase in commercial and multi-family real estate loans was primarily due to our strategy to enhance our commercial and multi-family real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans.

Deposits. Total deposits increased $11.4 million, or 6.7%, to $183.4 million at December 31, 2021 from $172.0 million at June 30, 2021. The increase in deposits was primarily due to an increase in demand, NOW and money market accounts of $11.1 million, or 25.0%, to $55.5 million at December 31, 2021 from $44.4 million at June 30, 2021. The remaining deposit categories remained virtually unchanged when comparing December 31, 2021 to June 30, 2021. The increase in deposits was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans and consumer stimulus payments.

Borrowings. Our borrowings from the Federal Reserve PPP Liquidity Facility to fund our PPP loans decreased by $10.2 million, or 98.6%, to $150,000 at December 31, 2021 from $10.4 million at June 30, 2021. This decrease was due to the repayment by the SBA of forgiven PPP loans.

Stockholders’ Equity. Total stockholders’ equity increased by $679,000, or 0.7%, to $30.5 million at December 31, 2021 from $29.8 million at June 30, 2021. The increase was primarily due to net income of $702,000 during the six months ended December 31, 2021.

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

	For the Three Months Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$149,327	$1,501	4.05%	$113,168	$1,409	5.05%
PPP loans	772	110	69.64%	4,952	82	6.75%
Debt securities	12,670	83	2.62%	14,790	93	2.53%
Cash and cash equivalents	33,991	7	0.08%	28,933	5	0.07%
Other	262	1	1.52%	262	3	4.63%
Total interest-earning assets	197,022	1,702	3.47%	162,105	1,592	3.96%
Noninterest-earning assets	14,470			11,162
Total assets	$211,492			$173,267
Interest-bearing liabilities:
Demand, NOW and money market deposits	$54,920	47	0.34%	$37,631	32	0.34%
Savings deposits	45,699	17	0.15%	40,405	16	0.15%
Certificates of deposit	58,780	162	1.10%	45,640	219	1.92%
Total interest-bearing deposits	159,399	226	0.56%	123,676	267	0.86%
FHLB advances and other borrowings	—	—	—%	8,000	6	0.35%
PPP Liquidity Facility borrowings	895	3	1.34%	5,484	6	0.44%
Total interest-bearing liabilities	160,294	229	0.57%	137,160	279	0.81%
Non-interest bearing demand deposits	22,761			12,447
Other non-interest bearing liabilities	1,257			2,149
Total liabilities	184,312			151,756
Total stockholders' equity	27,180			21,511
Total liabilities and stockholders' equity	$211,492			$173,267
Net interest income		$1,473			$1,313
Net interest rate spread (2)			2.90%			3.15%
Net interest-earning assets (3)	$36,728			$24,945
Net interest margin (4)			3.00%			3.26%
Average interest-earning assets to interest-bearing liabilities	122.91%			118.19%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$144,302	$2,940	4.08%	$111,901	$2,716	4.89%
PPP loans	1,912	483	56.33%	5,899	124	4.22%
Debt securities	12,667	163	2.57%	15,993	207	2.59%
Cash and cash equivalents	38,203	17	0.09%	26,687	7	0.05%
Other	262	3	2.28%	262	6	4.61%
Total interest-earning assets	197,346	3,606	3.66%	160,742	3,060	3.82%
Noninterest-earning assets	13,982			11,701
Total assets	$211,328			$172,443
Interest-bearing liabilities:
Demand, NOW and money market deposits	$52,263	90	0.34%	$36,635	66	0.36%
Savings deposits	45,736	33	0.14%	40,107	30	0.15%
Certificates of deposit	59,083	334	1.12%	46,088	453	1.96%
Total interest-bearing deposits	157,082	457	0.58%	122,830	549	1.11%
FHLB advances and other borrowings	—	—	—%	8,000	13	0.32%
PPP Liquidity Facility borrowings	2,538	6	0.47%	5,945	11	0.37%
Total interest-bearing liabilities	159,620	463	0.58%	136,775	573	0.84%
Non-interest-bearing demand deposits	22,999			12,271
Other non-interest-bearing liabilities	1,161			2,016
Total liabilities	183,780			151,062
Total stockholders' equity	27,548			21,381
Total liabilities and stockholders' equity	$211,328			$172,443
Net interest income		$3,143			$2,487
Net interest rate spread (2)			3.08%			2.99%
Net interest-earning assets (3)	$37,726			$23,967
Net interest margin (4)			3.18%			3.10%
Average interest-earning assets to interest-bearing liabilities	123.63%			117.52%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

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

	Six Months Ended December 31,			Three Months Ended December 31,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$396	$(172)	$224	$456	$(364)	$92
PPP loans	(42)	401	359	(71)	99	28
Debt securities	(22)	(23)	(45)	(14)	4	(10)
Cash and cash equivalents	2	9	11	1	1	2
Other	—	(4)	(4)	—	(2)	(2)
Total interest-earning assets	334	211	545	372	(262)	110
Interest-bearing liabilities:
Demand, NOW and money market deposits	14	10	24	15	—	15
Savings deposits	2	1	3	1	—	1
Certificates of deposit	64	(183)	(119)	63	(120)	(57)
Total interest-bearing deposits	80	(172)	(92)	79	(120)	(41)
FHLB advances and other borrowings	(7)	(7)	(14)	(6)	—	(6)
PPP Liquidity Facility borrowings	(3)	(2)	(5)	(5)	2	(3)
Total interest-bearing liabilities	70	(181)	(111)	68	(118)	(50)
Change in net interest income	$264	$392	$656	$304	$(144)	$160

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020

General. Net income was $285,000 for the three months ended December 31, 2021, a decrease of $106,000, or 27.1%, from net income of $391,000 for the three months ended December 31, 2020. The decrease in net income for the three months ended December 31, 2021 was primarily attributed to a $217,000 decrease in non-interest income and a $78,000 increase in non-interest expenses offset by a $161,000 increase in net-interest income and a $29,000 decrease in the provision for income taxes.

Interest Income. Interest income increased by $110,000, or 6.9%, to $1.7 million for the three months ended December 31, 2021 compared to $1.6 million for the three months ended December 31, 2020 due to an increase in loan interest income, partially offset by a decrease in debt securities interest income.

Loan interest income increased by $119,000, or 8.0%, to $1.6 million for the three months ended December 31, 2021 from $1.5 million for the three months ended December 31, 2020, due to an increase in the average balance of the loan portfolio partially offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (including PPP loans) increased by $32.0 million, or 27.1%, from $118.1 million for the three months ended December 31, 2020 to $150.1 million for the three months ended December 31, 2021. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin offset by a decrease in the average balance of PPP loans due to the repayment by the SBA of forgiven PPP loans. One-to-four family residential loans also increased. The increase in one- to four-family residential mortgage loans was primarily the result of customers refinancing their loans at lower rates. The average yield on the loan portfolio (excluding PPP loans) decreased by 100 basis points from 5.05% for the three months ended December 31, 2020 to 4.05% for the three months ended December 31, 2021. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since December 31, 2020. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $108,000 during the three months ended December 31, 2021 on the forgiven PPP loans repaid by the SBA compared to $57,000 for the three months ended December 31, 2020. As of December 31, 2021, we had $150,000 of outstanding PPP loans, net of deferred fee income of $10,694. The remaining deferred fee income will be recognized as forgiven PPP loans are repaid by the SBA.

Debt securities interest income decreased $10,000, or 10.8%, to $83,000 for the three months ended December 31, 2021 from $93,000 for the three months ended December 31, 2020 due to a decrease of $2.1 million in the average balance of the debt securities portfolio offset by a nine basis points increase in the average yield on the debt securities portfolio to 2.62% for the three months ended December 31, 2021 from 2.53% for the three months ended December 31, 2020. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns which was offset by the purchase of a $1.0 million corporate bond during the three months ended December 31, 2021. The increase in the average yield of debt securities was due to the purchase of the $3.0 million in corporate bonds for the six months ended December 31, 2021.

Interest Expense. Interest expense decreased $51,000, or 18.1%, to $229,000 for the three months ended December 31, 2021 from $279,000 for the three months ended December 31, 2020, due to a decrease of $41,000 in interest paid on deposits and a decrease of $10,000 in interest paid on borrowings.

Interest expense on deposits decreased $41,000, or 15.4%, to $226,000 for the three months ended December 31, 2021 from $267,000 for the three months ended December 31, 2020 due to a decrease in interest expense on certificates of deposit which was offset by an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $57,000, or 26.0%, to $162,000 for the three months ended December 31, 2021 from $219,000 for the three months ended December 31, 2020 due to a decrease in the average rate paid on certificates of deposit which was offset by an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 82 basis points to 1.10% for the three months ended December 31, 2021 from 1.92% for the three months ended December 31, 2020 due to the decline in market rates. The average balance of certificates of deposit increased by $13.1 million, to $58.8 million, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 due to the purchase of $15.1 million in brokered certificates of deposit in March 2021 and an increase in new customers added by the Company. Interest expense on interest-bearing core deposits increased by $17,000, or 36.1%, to $64,000 for the three months ended December 31, 2021 from $47,000 for the three months ended December 31, 2020. The average rate paid on our interest-bearing core deposits increased slightly by 1 basis point to 0.25% for the three months ended December 31, 2021 from 0.24% for the three months ended December 31, 2020. The average balance of our interest-bearing core deposits increased by $22.6 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020 and was primarily related to deposits associated with the origination of PPP loans and consumer stimulus payments.

Net Interest Income. Net interest income increased $161,000, or 12.2%, to $1.5 million for the three months ended December 31, 2021 from $1.3 million for the three months ended December 31, 2020 due to an increase in net interest-earning assets offset by a decrease in the net interest rate spread. Also included in net interest income for the three months ended December 31, 2021 was the recognition of deferred fee income of $108,000 on the forgiven PPP loans repaid by the SBA compared to $57,000 for the three months ended December 31, 2020. Net interest-earning assets increased by $11.8 million, or 47.2%, to $36.7 million for the three months ended December 31, 2021 from $24.9 million for the three months ended December 31, 2020. Net interest rate spread decreased by 25 basis points to 2.90% for the three months ended December 31, 2021 from 3.15% for the three months ended December 31, 2020, reflecting a 49 basis points decrease in the average yield on interest-earning assets and a 24 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 26 basis points to 3.00% for the three months ended December 31, 2021 from 3.26% for the three months ended December 31, 2020. The decrease in the average yield on interest earning assets for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was primarily due to a decrease in the average yield of 100 basis points on the loan portfolio (excluding PPP loans) as we continue to book new loans at lower interest rates based on the low current interest rate environment. The decrease in the average interest rate paid on interest-bearing liabilities continues to be due to the decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Beginning with the three months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At December 31, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended December 31, 2021 or 2020. Our allowance for loan losses was $2.2 million and $2.1 million at December 31, 2021 and 2020, respectively. The allowance for loan losses to total loans was 1.38% at December 31, 2021 and 1.69% at December 31, 2020. We recorded net recoveries of $1,000 for the three months ended December 31, 2021 and net recoveries of $343,000 for the three months ended December 31, 2020. Non-performing assets decreased to $160,000, or 0.07% of total assets, at December 31, 2021, compared to $178,000, or 0.08% of total assets, at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$42	$43	$(1)	(2.3)%
Mortgage banking	172	403	(231)	(57.3)%
Increase in cash surrender value of BOLI	60	42	18	42.9%
Gain on sale of foreclosed real estate	—	11	(11)	100.0%
Net gain on securities transactions	14	—	14	100.0%
Other	2	8	(6)	(75.0)%
Total non-interest income	$290	$507	$(217)	(42.8)%

Non-interest income decreased by $217,000 to $290,000 for the three months ended December 31, 2021 from $507,000 for the three months ended December 31, 2020 due primarily to a decrease in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) decreased by $231,000 as we sold $5.8 million of mortgage loans into the secondary market during the three months ended December 31, 2021 compared to $13.5 million of such sales during the three months ended December 31, 2020 due to an increase in market rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$741	$814	$(73)	(9.0)%
Occupancy and equipment	185	163	22	13.5%
Data processing and office	104	118	(14)	(11.9)%
Professional fees	172	75	97	129.3%
Marketing expenses	28	21	7	33.3%
Other	149	109	40	36.7%
Total non-interest expenses	$1,379	$1,300	$79	6.1%

Non-interest expenses were $1.4 million for the three months ended December 31, 2021 as compared to $1.3 million for the three months ended December 31, 2020. Professional fees increased $97,000 primarily due to costs associated with being a public company including but not limited to preparing and filing the required periodic reports with the Securities and Exchange Commission. Salaries and employee benefits decreased by $73,000 due primarily to personnel changes.

Provision for Income Taxes. Income tax expense was $100,000 for the three months ended December 31, 2021, a decrease of $28,000, as compared to income tax expense of $128,000 for the three months ended December 31, 2020. The decrease in income tax expense was primarily due to a decrease in income before taxes. The effective tax rate for the three months ended December 31, 2021 and 2020 was 25.9% and 24.7%, respectively. The increase in effective tax rate was primarily related to an increase in non-deductible expenses for income tax purposes.

Comparison of Operating Results for the Six Months Ended December 31, 2021 and 2020

General. Net income was $702,000 for the six months ended December 31, 2021, a decrease of $54,000, or 7.2%, from net income of $756,000 for the six months ended December 31, 2020. The decrease in net income for the six months ended December 31, 2021 was primarily attributed to a $501,000 decrease in non-interest income, a $199,000 increase in non-interest expenses, and a $10,000 increase in the provision for income taxes. These were offset by a $656,000 increase in net-interest income.

Interest Income. Interest income increased by $546,000, or 17.8%, to $3.6 million for the six months ended December 31, 2021 compared to $3.1 million for the six months ended December 31, 2020 due to an increase in loan interest income, partially offset by a decrease in debt securities interest income. Other interest income also increased by $6,000.

Loan interest income increased by $584,000, or 20.6%, to $3.4 million for the six months ended December 31, 2021 from $2.8 million for the six months ended December 31, 2020, due to an increase in the average balance of the loan portfolio partially offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (including PPP loans) increased by $28.4 million, or 24.1%, from $117.8 million for the six months ended December 31, 2020 to $146.2 million for the six months ended December 31, 2021. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin offset by a decrease in the average balance of PPP loans due to the repayment by the SBA of forgiven PPP loans. One-to-four family residential loans also increased. The increase in one- to four-family residential mortgage loans was primarily the result of customers refinancing their loans at lower rates. The average yield on the loan portfolio (excluding PPP loans) decreased by 81 basis points from 4.89% for the six months ended December 31, 2020 to 4.08% for the six months ended December 31, 2021. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since December 31, 2020. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $473,000 during the six months ended December 31, 2021 on the forgiven PPP loans repaid by the SBA compared to only $95,000 for the six months ended December 31, 2020. As of December 31, 2021, we had $150,000 of outstanding PPP loans, net of deferred fee income of $10,694. The remaining deferred fee income will be recognized as forgiven PPP loans are repaid by the SBA.

Debt securities interest income decreased $44,000, or 21.1%, to $163,000 for the six months ended December 31, 2021 from $207,000 for the six months ended December 31, 2020 due to decreases of $3.3 million in the average balance of the debt securities portfolio and two basis points in the average yield on the debt securities portfolio to 2.57% for the six months ended December 31, 2021 from 2.59% for the six months ended December 31, 2020. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns which was offset by the purchase of $3.0 million in corporate bonds during the six months ended December 31, 2021. The decrease in the average yield of debt securities was due to the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates which was partially offset by the higher interest rates on the $3.0 million in corporate bonds purchased during the six months ended December 31, 2021.

Interest Expense. Interest expense decreased $110,000, or 19.3%, to $463,000 for the six months ended December 31, 2021 from $573,000 for the six months ended December 31, 2020, due to a decrease of $92,000 in interest paid on deposits and a decrease of $18,000 in interest paid on borrowings.

Interest expense on deposits decreased $92,000, or 16.8%, to $457,000 for the six months ended December 31, 2021 from $549,000 for the six months ended December 31, 2020 due to a decrease in interest expense on certificates of deposit which was offset by an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $119,000, or 26.3%, to $334,000 for the six months ended December 31, 2021 from $453,000 for the six months ended December 31, 2020 due to a decrease in the average rate paid on certificates of deposit which was offset by an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 84 basis points to 1.12% for the six months ended December 31, 2021 from 1.96% for the six months ended December 31, 2020 due to the decline in market rates. The average balance of certificates of deposit increased by $13.0 million to $59.1 million, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 due to the purchase of $15.1 million in brokered certificates of deposit in March 2021 and an increase in new customers added by the Company. Interest expense on interest-bearing core deposits increased by $27,000, or 28.1%, to $123,000 for the six months ended December 31, 2021 from $96,000 for the six months ended December 31, 2020. The average rate paid on our interest-bearing core deposits was 0.25% for the six months ended December 31, 2021 and 2020. The average balance of our interest-bearing core deposits increased by $21.3 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020 and was primarily related to deposits associated with the origination of PPP loans and consumer stimulus payments.

Net Interest Income. Net interest income increased $656,000, or 26.4%, to $3.1 million for the six months ended December 31, 2021 from $2.5 million for the six months ended December 31, 2020 due to an increase in net interest-earning assets and an increase in the net interest rate spread. Also included in net interest income for the six months ended December 31, 2021 was the recognition of deferred fee income of $473,000 on the forgiven PPP loans repaid by the SBA compared to only $95,000 for the six months ended December 31, 2020. Net interest-earning assets increased by $13.7 million, or 57.4%, to $37.7 million for the six months ended December 31, 2021 from $24.0 million for the six months ended December 31, 2020. Net interest rate spread increased by nine basis points to 3.08% for the six months ended December 31, 2021 from 2.99% for the six months ended December 31, 2020, reflecting a 16 basis points decrease in the average yield on interest-earning assets and a 26 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased eight basis points to 3.18% for the six months ended December 31, 2021 from 3.10% for the six months ended December 31, 2020. The decrease in the average yield on interest earning assets for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 was primarily due to a decrease in the average yield of 81 basis points on the loan portfolio (excluding PPP loans) as we continue to book new loans at lower interest rates based on the low current interest rate environment. This decrease was offset by the $473,000 in deferred fee income recognized on the forgiven PPP loans repaid by the SBA. The decrease in the average interest rate paid on interest-bearing liabilities continues to be due to the decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. The net interest rate spread and net interest margin for the six months ended December 31, 2021 would have been approximately 2.60% and 2.70%, respectively when excluding the $473,000 in deferred fee income recognized on forgiven PPP loans repaid by the SBA.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Beginning with the three months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At December 31, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the six months ended December 31, 2021 or 2020. Our allowance for loan losses was $2.2 million and $2.1 million at December 31, 2021 and 2020, respectively. The allowance for loan losses to total loans was 1.38% at December 31, 2021 and 1.69% at December 31, 2020. We recorded net recoveries of $2,000 for the six months ended December 31, 2021 and net recoveries of $418,000 for the six months ended December 31, 2020. Non-performing assets decreased to $160,000, or 0.07% of total assets, at December 31, 2021, compared to $178,000, or 0.08% of total assets, at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$83	$86	$(3)	(3.5)%
Mortgage banking	358	882	(524)	(59)%
Increase in cash surrender value of BOLI	107	84	23	27.4%
Gain on sale of foreclosed real estate	—	11	(11)	1,200.0%
Net gain on securities transactions	14	—	14	100.0%
Other	8	9	(1)	(11.1)%
Total non-interest income	$570	$1,072	$(502)	(47)%

Non-interest income decreased by $502,000 to $570,000 for the six months ended December 31, 2021 from $1.1 million for the six months ended December 31, 2020 due primarily to a decrease in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) decreased by $524,000 as we sold $12.4 million of mortgage loans into the secondary market during the six months ended December 31, 2021 compared to $30.9 million of such sales during the six months ended December 31, 2020 due to an increase in market rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,566	$1,608	$(42)	(2.6)%
Occupancy and equipment	361	324	37	11.4%
Data processing and office	201	229	(28)	(12.2)%
Professional fees	330	134	196	146.3%
Marketing expenses	43	34	9	26.5%
Other	277	250	27	10.8%
Total non-interest expenses	$2,778	$2,579	$199	7.7%

Non-interest expenses were $2.8 million for the six months ended December 31, 2021 as compared to $2.6 million for the six months ended December 31, 2020. Professional fees increased $196,000 primarily due to costs associated with being a public company including but not limited to preparing and filing the required periodic reports with the Securities and Exchange Commission. Salaries and employee benefits decreased $42,000 due primarily to personnel changes.

Provision for Income Taxes. Income tax expense was $233,000 for the six months ended December 31, 2021, an increase of $10,000, as compared to income tax expense of $223,000 for the six months ended December 31, 2020. The effective tax rate for the six months ended December 31, 2021 and 2020 was 24.9% and 22.8%, respectively. The increase in effective tax rate was primarily related to an increase in non-deductible expenses for income tax purposes.

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

To work with customers impacted by COVID-19, the Company offered short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. The Company made this policy election. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Company received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of December 31, 2021, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of December 31, 2021, all of these loans have returned to normal payment status.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. We had no PPP loans delinquent at December 31, 2021 or June 30, 2021.

	At December 31, 2021			At June 30, 2021
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to four-family residential	$631	$154	$160	$30	$4	$178
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	4	—	—	15	—	—
Total	$635	$154	$160	$45	$4	$178

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $67,000 and $72,000 as of December 31, 2021 and June 30, 2021, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At December 31,	At June 30,
	2021	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$160	$178
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	160	178
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	—
Total non-performing assets	$160	$178
Total accruing troubled debt restructured loans	$450	$468
Total non-performing loans to total loans	0.10%	0.12%
Total non-performing loans to total assets	0.07%	0.08%
Total non-performing assets to total assets	0.07%	0.08%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At December 31,	At June 30,
	2021	2021

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention	$1,689	$5,257

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At December 31, 2021 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$2,187	$1,775	$2,186	$1,700
Provision for loan losses	—	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Real estate loans:	—	—	—	—
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	73
Commercial and industrial	—	341	—	341
Consumer	1	2	2	4
Total recoveries	1	343	2	418
Net (charge-offs) recoveries	1	343	2	418
Allowance at end of period	$2,188	$2,118	$2,188	$2,118
Allowance to non-performing loans	1,367.50%	2,715.38%	1,367.50%	2,715.38%
Allowance to total loans outstanding at the end of the period	1.38%	1.69%	1.38%	1.69%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.29%	0.00%	0.35%

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

	At December 31, 2021			At June 30, 2021

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans
Commercial real estate	$1,288,427	58.9%	39.7%	$1,036,301	47.4%	35.5%
Commercial and industrial	49,009	2.2%	5.5%	157,533	7.2%	6.1%
Construction	47,780	2.2%	5.1%	59,649	2.7%	5.4%
One-to-four-family residential	341,911	15.6%	32.6%	409,395	18.7%	33.0%
Multi-family real estate	121,353	5.5%	15.5%	134,216	6.1%	11.8%
Paycheck Protection Program loans	—	—	0.1%	—	—	7.1%
Consumer	5,532	0.3%	1.4%	4,896	0.2%	1.1%
Unallocated	334,631	15.3%	—	384,192	17.6%	—%
Total	$2,188,643	100%	100%	$2,186,182	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2021, we had a $72.4 million line of credit with the Federal Home Loan Bank of Chicago, and had no borrowings outstanding as of that date. Under the Federal Reserve PPP Liquidity Facility program, we have outstanding $150,000 to fund PPP loans as of December 31, 2021 which is secured by an equal amount of PPP loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $206,000 and $105,000 for the six months ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $17.8 million and $3.2 million for the six months ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $1.2 million and $3.4 million for the six months ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, Marathon Bank was classified as “well capitalized” for regulatory capital purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2021, we had outstanding commitments to originate loans of $11.5 million, and outstanding commitments to sell loans of $844,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2021 totaled $24.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of December 31, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2021 and December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: February 11, 2022	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: February 11, 2022	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)