Form 10-Q
period 2022-03-31
Marathon Bancorp, Inc. /MD/
filed 2022-05-13
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of May 12, 2022, there were 2,229,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	March 31, 2022	2021
Assets
Cash and due from banks	$1,736,677	$1,989,643
Federal funds sold	29,462,000	44,059,000
Cash and cash equivalents	31,198,677	46,048,643
Interest bearing deposits held in other financial institutions	1,333,204	2,062,463
Debt securities available for sale	11,216,706	10,909,764
Debt securities held to maturity, at amortized cost (fair value $519,521 and $770,438)	552,174	708,949
Loans, net of allowance of $2,194,234 and $2,186,182, respectively	163,809,742	144,169,318
Interest receivable	505,737	552,516
Investment in restricted stock, at cost	262,200	262,200
Cash surrender value life insurance	9,133,181	5,968,734
Premises and equipment, net	1,721,754	1,849,917
Deferred tax asset	141,142	269,715
Other assets	888,679	825,081
Total assets	$220,763,196	$213,627,300
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$25,243,068	$23,633,008
Interest bearing	163,748,541	148,323,109
Paycheck protection program lending facility (PPPLF) funding	—	10,372,148
Other liabilities	1,268,499	1,449,884
Total liabilities	190,260,108	183,778,149
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,229,497
shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	22,295	22,295
Additional paid-in capital	8,486,526	8,484,019
Retained earnings	23,039,451	22,088,669
Unearned ESOP shares, at cost	(830,270)	(866,499)
Accumulated other comprehensive income (loss)	(214,914)	120,667
Total stockholders' equity	30,503,088	29,849,151
Total liabilities and stockholders' equity	$220,763,196	$213,627,300

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2022	2021	2022	2021
Interest Income
Loans, including fees	$1,659,581	$1,521,543	$5,082,382	$4,360,777
Debt securities	86,779	82,506	250,197	289,706
Other	9,667	8,828	29,182	22,309
Total interest income	1,756,027	1,612,877	5,361,761	4,672,792
Interest Expense
Deposits	222,381	254,628	679,137	803,875
Borrowings and other	426	7,276	6,814	31,625
Total interest expense	222,807	261,904	685,951	835,500
Net Interest Income	1,533,220	1,350,973	4,675,810	3,837,292
Provision for Loan Losses	—	—	—	—
Net Interest Income After Provision for Loan Losses	1,533,220	1,350,973	4,675,810	3,837,292
Non-Interest Income
Service charges on deposit accounts	35,351	37,640	118,648	123,508
Mortgage banking income	89,501	295,477	447,567	1,177,571
Increase in cash value of life insurance	57,817	40,303	164,447	123,893
Net gain on securities transactions	—	—	14,000	—
Gain on sale of foreclosed assets	—	—	—	10,840
Other income	10,508	8,980	18,877	18,176
Total non-interest income	193,177	382,400	763,539	1,453,988
Non-Interest Expenses
Salaries and employee benefits	806,036	862,976	2,372,386	2,471,433
Occupancy and equipment expenses	170,300	171,190	531,350	495,634
Data processing and office	102,886	119,096	304,190	348,411
Professional fees	163,873	93,724	493,407	227,842
Marketing expenses	22,199	15,019	64,861	48,969
Other expenses	138,002	129,268	414,989	377,709
Total non-interest expenses	1,403,296	1,391,273	4,181,183	3,969,998
Income Before Income Taxes	323,101	342,100	1,258,166	1,321,282
Provision for Income Taxes	74,275	122,989	307,384	346,090
Net Income	$248,826	$219,111	$950,782	$975,192

Net income per common shares-basic and diluted	$0.12	N/A	$0.44	N/A
Weighted average number of common shares outstanding-basic and diluted	2,144,785	N/A	2,146,033	N/A

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	March 31,
	2022	2021
Net Income	$248,826	$219,111
Other comprehensive income (loss)
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(395,736)	(66,424)
Tax effect	107,802	18,095
Net amount	(287,934)	(48,329)
Amortization of unrealized losses on debt securities
transferred from available for sale to held to maturity (a)	4,628	26,492
Other comprehensive loss	(283,306)	(21,837)
Comprehensive Income (Loss)	$(34,480)	$197,274

(a) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Nine Months Ended
	March 31,
	2022	2021
Net Income	$950,782	$975,192
Other comprehensive income (loss)
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(466,385)	(74,221)
Tax effect	127,025	19,569
Net amount	(339,360)	(54,652)

Reclassification adjustment for gains included in net income (a)	(14,000)	—
Tax effect	3,815	—
Net amount	(10,185)	—

Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	13,964	115,086
Other comprehensive income (loss)	(335,581)	60,434
Comprehensive Income	$615,201	$1,035,626

(a) The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income	Total
Balance, July 1, 2020	$—	$—	$—	$20,715,610	$—	$66,725	$20,782,335
Net income	—	—	—	365,353	—	—	365,353
Other comprehensive income	—	—	—	—	—	48,781	48,781
Balance, September 30, 2020	—	—	—	21,080,963	—	115,506	21,196,469
Net income	—	—	—	390,728	—	—	390,728
Other comprehensive income	—	—	—	—	—	33,490	33,490
Balance, December 31, 2020	—	—	—	21,471,691	—	148,996	21,620,687
Net income	—	—	—	219,111	—	—	219,111
Other comprehensive loss	—	—	—	—	—	(21,837)	(21,837)
Balance, March 31, 2021	$—	$—	$—	$21,690,802	$—	$127,159	$21,817,961

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2021	$—	$22,295	$8,484,019	$22,088,669	$(866,499)	$120,667	$29,849,151
Net income	—	—	—	417,091	—	—	417,091
Other comprehensive income	—	—	—	—	—	933	933
ESOP shares committed to be released (1,379 shares)	—	—	1,190	—	13,792	—	14,982
Balance, September 30, 2021	—	22,295	8,485,209	22,505,760	(852,707)	121,600	30,282,157
Net income	—	—	—	284,865	—	—	284,865
Other comprehensive loss	—	—	—	—	—	(53,208)	(53,208)
ESOP shares committed to be released (1,370 shares)	—	—	444	—	13,697	—	14,141
Balance, December 31, 2021	—	22,295	8,485,653	22,790,625	(839,010)	68,392	30,527,955
Net income	—	—	—	248,826	—	—	248,826
Other comprehensive loss	—	—	—	—	—	(283,306)	(283,306)
ESOP shares committed to be released (874 shares)	—	—	873	—	8,740	—	9,613
Balance, March 31, 2022	$—	$22,295	$8,486,526	$23,039,451	$(830,270)	$(214,914)	$30,503,088

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	March 31,
	2022	2021
Operating Activities
Net income	$950,782	$975,192
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	153,227	152,464
ESOP expense	38,736	—
Net amortization of discounts and premiums on debt securities	92,766	104,386
Amortization of deferred loan fees, net	(528,901)	(254,799)
Net gain on sale of loans	(260,775)	(921,293)
Realized gain on available for sale debt securities	(14,000)	—
Net gains and write down on foreclosed assets	—	(10,840)
Net change in deferred taxes	259,413	327,193
Earnings on cash value of life insurance	(164,447)	(123,893)
Decrease in interest receivable	46,779	39,352
Originations of loans held for sale	(14,480,692)	(43,581,265)
Proceeds from loans held for sale	14,741,467	44,502,558
Net change in other assets	(63,598)	(1,093,611)
Net change in other liabilities	(181,385)	(424,007)
Net Cash from (used in) Operating Activities	589,372	(308,563)
Investing Activities
Net change in interest-bearing deposits in other financial institutions	729,259	(1,138,477)
Purchase of debt securities available for sale	(3,500,000)	—
Proceeds from sales, maturities, and repayments of debt securities available for sale	2,631,411	3,704,986
Proceeds from maturities and calls of debt securities held to maturity	173,235	1,928,017
Purchase of bank owned life insurance	(3,000,000)	—
Net change in loans	(19,111,523)	(22,501,149)
Proceeds from sale of foreclosed assets	—	74,920
Purchases of property and equipment	(25,064)	(40,546)
Net Cash used in Investing Activities	(22,102,682)	(17,972,249)
Financing Activities
Net change in deposits	17,035,492	42,861,418
Repayments of FHLB advances	—	(4,000,000)
Repayments of PPPLF funding, net	(10,372,148)	5,740,692
Net Cash from Financing Activities	6,663,344	44,602,110
Net Change in Cash and Cash Equivalents	(14,849,966)	26,321,298
Cash and Cash Equivalents, Beginning of Year	46,048,643	24,274,747
Cash and Cash Equivalents, End of Year	$31,198,677	$50,596,045
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$687,430	$831,109
Taxes	72,000	—

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2022 are not necessarily indicative of the results for the year ending June 30, 2022 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2021.

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

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss ("CECL") model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

Note 2- Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three and nine months ended March 31, 2022, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Set forth below is the calculation of earnings per share.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Net income applicable to common stock	$248,826	$219,111	$950,782	$975,192

Average number of shares outstanding	2,229,497	N/A	2,229,497	N/A
Less: Average unallocated ESOP shares	84,712	N/A	83,464	N/A

Average number of common shares outstanding used to calculate basic earnings per share	2,144,785	N/A	2,146,033	N/A

Earnings per common share:
Basic	$0.12	N/A	$0.44	N/A
Diluted	0.12	N/A	0.44	N/A

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of March 31, 2022 and June 30, 2021, consists of the following:

	March 31,	June 30,
	2022	2021
Available for sale debt securities, at fair value	$11,216,706	$10,909,764
Held to maturity debt securities, at amortized cost	552,174	708,949
	$11,768,880	$11,618,713

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2022
Available for sale debt securities
States and municipalities	$1,114,935	$29,033	$(1,940)	$1,142,028
Mortgage-backed	3,124,340	41,535	(47,762)	3,118,113
Corporate bonds	7,197,758	—	(241,193)	6,956,565
	$11,437,033	$70,568	$(290,895)	$11,216,706
Held to maturity debt securities
Mortgage-backed	$552,174	$—	$(32,653)	$519,521

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$1,830,603	$60,403	$(3,999)	$1,887,007
Mortgage-backed	4,557,465	165,976	(11,873)	4,711,568
Corporate bonds	4,261,638	79,251	(29,700)	4,311,189
	$10,649,706	$305,630	$(45,572)	$10,909,764
Held to maturity debt securities
Mortgage-backed	$708,949	$61,489	$—	$770,438

Securities with a carrying value of approximately $775,000 and $1,118,000 as of March 31, 2022 and June 30, 2021, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2022, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2022
Due in one year or less	$234,970	$233,272	$—	$—
Due from more than one to five years	4,497,723	4,425,118	—	—
Due from more than five to ten years	3,580,000	3,440,203	—	—
	8,312,693	8,098,593	—	—
Mortgage-backed securities	3,124,340	3,118,113	552,174	519,521
	$11,437,033	$11,216,706	$552,174	$519,521

There were no sales of available for sale debt securities during the three and nine month periods ended March 31, 2022 and 2021. The Company did recognize a gain of $14,000 on a bond that matured during the nine months ended March 31, 2022 related to a previous other than temporary impairment charge taken on this security.

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and June 30, 2021:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2022
Available for sale debt securities
States and municipalities	$(6)	$64,994	$(1,934)	$58,066	$(1,940)	$123,060
Mortgage-backed	(37,062)	2,310,644	(10,700)	111,081	(47,762)	2,421,725
Corporate bonds	(241,193)	6,956,565	—	—	(241,193)	6,956,565
	$(278,261)	$9,332,203	$(12,634)	$169,147	$(290,895)	$9,501,350
Held to maturity debt securities
Mortgage-backed securities	$(32,653)	$519,521	$—	$—	$(32,653)	$519,521

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(3,999)	$91,001	$(3,999)	$91,001
Mortgage-backed	(3,760)	181,380	(8,113)	159,437	(11,873)	340,817
Corporate bonds	(29,700)	1,080,463	—	—	(29,700)	1,080,463
	$(33,460)	$1,261,843	$(12,112)	$250,438	$(45,572)	$1,512,281
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were 39 securities in an unrealized loss position in the less than 12 months category and four securities in the 12 months or more category at March 31, 2022. There were four securities in an unrealized loss position in the less than 12 months category and five securities in the 12 months or more category at June 30, 2021. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Note 4- Loans

A summary of loans by major category follows:

	Unaudited
	March 31, 2022	June 30, 2021
Commercial real estate	$65,470,584	$52,148,065
Commercial and industrial (1)	8,507,155	19,278,477
Construction	8,586,041	7,985,188
One-to-four-family residential	52,221,395	48,404,820
Multi-family real estate	29,153,034	17,268,048
Consumer	2,104,856	1,788,997
Total loans	166,043,065	146,873,595
Deferred loan fees	(39,089)	(518,095)
Allowance for loan losses	(2,194,234)	(2,186,182)
Loans, net	$163,809,742	$144,169,318

(1)	Paycheck protection loans represent $0 and $10,378,681 of the commercial and industrial loans as of March 31, 2022 and June 30, 2021.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $37,504,412 and $35,421,507 as of March 31, 2022 and June 30, 2021, respectively. There was also FHLB stock of $262,200 pledged as of March 31, 2022 and June 30, 2021.

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

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Company receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%. As of March 31, 2022, we had originated 277 PPP loans totaling $18.5 million. As of March 31, 2022, $18.5 million of these PPP loans have been forgiven. As of March 31, 2022, we had no PPP loans outstanding. As of June 30, 2021, we had 109 PPP loans totaling $10,378,681 net of remaining deferred fees of $483,484 outstanding.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended March 31, 2022 and 2021, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2022 and June 30, 2021:

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
March 31, 2022
Allowance for credit losses
Balance at beginning of year	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,124	—	1,124
Provisions	187,549	(89,036)	(9,003)	(53,138)	(47,734)	(102)	11,464	—
Balance at September 30, 2021	1,223,850	68,497	50,646	356,257	86,482	5,918	395,656	2,187,306
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,337	—	1,337
Provisions	64,577	(19,488)	(2,866)	(14,346)	34,871	(1,723)	(61,025)	—
Balance at December 31, 2021	1,288,427	49,009	47,780	341,911	121,353	5,532	334,631	2,188,643
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5,591	—	5,591
Provisions	29,398	(16,894)	(11,075)	(74,281)	93,651	(10,533)	(10,266)	—
Balance at end of period	$1,317,825	$32,115	$36,705	$267,630	$215,004	$590	$324,365	$2,194,234

	$—	$—	$—	$—	$—	$—	$—	$—
Individually evaluated for impairment	1,317,825	32,115	36,705	267,630	215,004	590	324,365	2,194,234
Collectively evaluated for impairment	$1,317,825	$32,115	$36,705	$267,630	$215,004	$590	$324,365	$2,194,234
Balance at end of period
Loans	$—	$—	$—	$195,186	$—	$—	$—	$195,186
Individually evaluated for impairment	65,470,584	8,507,155	8,586,041	52,026,209	29,153,034	2,104,856	—	165,847,879
Collectively evaluated for impairment	$65,470,584	$8,507,155	$8,586,041	$52,221,395	$29,153,034	$2,104,856	$—	$166,043,065

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2021
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,036,301	157,533	59,649	409,395	134,216	4,896	384,192	2,186,182
Balance at end of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Loans
Individually evaluated for impairment	$223,983	$—	$—	$315,440	$—	$—	$—	$539,423
Collectively evaluated for impairment	51,924,082	19,278,477	7,985,188	48,089,380	17,268,048	1,788,997		146,334,172
Balance at end of period	$52,148,065	$19,278,477	$7,985,188	$48,404,820	$17,268,048	$1,788,997	$—	$146,873,595

	Commercial	Commercial		One-to-Four	MultiFamily
March 31, 2021	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	73,128	—	—	1,652	—	74,780
Provisions	386,382	(907,851)	10,610	283,716	52,515	9,226	165,402	—
Balance at September 30, 2020	661,379	113,232	127,596	623,165	62,572	12,881	173,932	1,774,757
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	341,388	—	—	—	1,566	—	342,954
Provisions	280,505	(344,174)	2,444	(47,961)	23,163	(3,893)	89,916	—
Balance at December 31, 2020	941,884	110,446	130,040	575,204	85,735	10,554	263,848	2,117,711
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,583	—	1,583
Provisions	(88,871)	57,324	15,531	107,711	11,769	(2,520)	(100,944)	—
Balance at end of period	$853,013	$167,770	$145,571	$682,915	$97,504	$9,617	$162,904	$2,119,294

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	853,013	167,770	145,571	682,915	97,504	9,617	162,904	2,119,294
Balance at end of period	$853,013	$167,770	$145,571	$682,915	$97,504	$9,617	$162,904	$2,119,294
Loans
Individually evaluated for impairment	$227,180	$—	$—	$326,404	$—	$—	$—	$553,584
Collectively evaluated for impairment	42,835,948	21,054,349	11,284,599	51,746,127	13,000,489	1,815,939	—	141,737,451
Balance at end of period	$43,063,128	$21,054,349	$11,284,599	$52,072,531	$13,000,489	$1,815,939	$—	$142,291,035

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2022 and June 30, 2021, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
March 31, 2022
Commercial real estate	$64,071,831	$1,398,753	$—	$—	$65,470,584
Commercial and industrial	8,507,155	—	—	—	8,507,155
Construction	8,586,041	—	—	—	8,586,041
	$81,165,027	$1,398,753	$—	$—	$82,563,780

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2021
Commercial real estate	$51,924,082	$223,983	$—	$—	$52,148,065
Commercial and industrial	14,245,538	5,032,939	—	—	19,278,477
Construction	7,985,188	—	—	—	7,985,188
	$74,154,808	$5,256,922	$—	$—	$79,411,730

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of March 31, 2022 and June 30, 2021:

	Performing	Nonperforming
March 31, 2022
One-to-four-family residential	$52,157,610	$63,785
Multi-family real estate	29,153,034	—
Consumer	2,104,856	—
	$83,415,500	$63,785

	Performing	Nonperforming
June 30, 2021
One-to-four-family residential	$48,226,426	$178,394
Multi-family real estate	17,268,048	—
Consumer	1,788,997	—
	$67,283,471	$178,394

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of March 31, 2022 and June 30, 2021 (excluding COVID-19 deferrals):

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
March 31, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	211,448	—	—	63,785
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$211,448	$—	$—	$63,785

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	30,165	3,635	—	178,394
Multi-family real estate	—	—	—	—
Consumer	15,119	—	—	—
Total	$45,284	$3,635	$—	$178,394

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of March 31, 2022 and June 30, 2021:

				For the Nine Months Ended
				March 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
March 31, 2022
With no related allowance recorded
Commercial real estate	$—	$—	$—	$—	$—
One-to-four-family residential	195,186	195,186	—	199,981	12,702
	$195,186	$195,186	$—	$199,981	$12,702

For the Nine Months Ended
March 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

				For the Year Ended
				June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2021
With no related allowance recorded
Commercial real estate	$223,983	$242,050	$—	$228,710	$14,628
One-to-four-family residential	315,440	355,019	—	334,581	20,763
	$539,423	$597,069	$—	$563,291	$35,391

For the Year Ended
June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

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

There were no loans modified as TDRs during the nine months ended March 31, 2022 and 2021. The Company has made no commitments to lend additional funds on restructured loans.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to nine months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and January 1, 2022. The Company made this policy election. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Company received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of March 31, 2022, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of March 31, 2022, all of these loans have returned to normal payment status.

Note 5 - Deposits

Major classifications of deposits are as follows as of March 31, 2022 and June 30, 2021.

	Unaudited
	At March 31, 2022		At June 30, 2021
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$25,243,068	13.36%	$23,633,008	13.74%
Demand, NOW, money market accounts	54,545,884	28.86%	44,400,084	25.82%
Savings accounts	46,772,192	24.75%	44,688,696	25.99%
Certificates of deposit	62,430,465	33.03%	59,234,329	34.45%
Total	$188,991,609	100.00%	$171,956,117	100.00%

Note 6- Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months and nine months ended March 31, 2022 and 2021, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Nine Months Ended March 31, 2022
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(4,186)	—	(4,186)
Amortization of amounts transferred from debt securities available for sale to held to maturity (b)	—	5,119	5,119
Balance, September 30, 2021	184,372	(62,772)	121,600
Other comprehensive loss before reclassifications (net of tax)	(47,240)	—	(47,240)
Amounts reclassified from accumulated other comprehensive income (net of tax) (a)	(10,185)	—	(10,185)
Amortization of amounts transferred from debt securities available for sale to held to maturity (b)	—	4,217	4,217
Balance, December 31, 2021	126,947	(58,555)	68,392
Other comprehensive loss before reclassifications (net of tax)	(287,934)	—	(287,934)
Amortization of amounts transferred from debt securities available for sale to held to maturity (b)	—	4,628	4,628
Balance, March 31, 2022	$(160,987)	$(53,927)	$(214,914)

(a) The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gain on Securities Transactions ($14,000) and Provision for Income Taxes of ($3,815).

(b) The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
Unaudited	Securities	Securities	Total
Nine Months Ended March 31, 2021
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive income before reclassifications (net of tax)	9,685	—	9,685
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	39,096	39,096
Balance, September 30, 2020	272,373	(156,867)	115,506
Other comprehensive loss before reclassifications (net of tax)	(16,008)	—	(16,008)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	49,498	49,498
Balance, December 31, 2020	256,365	(107,369)	148,996
Other comprehensive loss before reclassifications (net of tax)	(48,329)		(48,329)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)		26,492	26,492
Balance, March 31, 2021	$208,036	$(80,877)	$127,159

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of March 31, 2022 and June 30, 2021.

As of March 31, 2022 and June 30, 2021, management believes the Bank has met all capital adequacy requirements to which it is subject. As of March 31, 2022 and June 30, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

March 31, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$26,664	12.44%	$17,154	>	8.0%	$19,298	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2021			(Dollars in thousands)
Tier I Capital to Average Assets	$25,452	12.47%	$15,313	>	7.5%	$17,355	>	8.5%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At March 31, 2022, the Bank’s net worth was $26,496,015 and general loan loss reserve was $2,194,234, totaling 12.00% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2021, the Bank’s net worth was $25,842,077 and general loan loss reserve was $2,186,182, totaling 13.12% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 8 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum equal to the Prime Rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $38,736 (upon the release of 3,623 shares) of compensation expense related to this plan for the nine months ended March 31, 2022. At March 31, 2022, there were 83,027 shares not yet released having an aggregate market value of approximately $907,485. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

As of March 31, 2022 and June 30, 2021, the following financial instruments were outstanding where contract amounts represent credit risk:

	March 31, 2022	June 30, 2021
Commitments to grant loans	$21,386,000	$5,824,000
Unused commitments under lines of credit	6,984,000	9,352,000
MPF credit enhancements	811,462	680,777

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of March 31, 2022, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Available for sale debt securities
States and municipalities	$1,142,028	$—	$1,142,028	$—
Mortgage-backed	3,118,113	—	3,118,113	—
Corporate bonds	6,956,565	—	5,056,565	1,900,000
Total assets	$11,216,706	$—	$9,316,706	$1,900,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available for sale debt securities
States and municipalities	$1,887,007	$—	$1,887,007	$—
Mortgage-backed	4,711,568	—	4,711,568	—
Corporate bonds	4,311,189	—	4,311,189	—
Total assets	$10,909,764	$—	$10,909,764	$—

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2022. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at October 1, 2021	$—

Transfer of security from Level 2 to Level 3	2,000,000

Unrealized gains (losses) included in other comprehensive income (loss)	—

Balance at December 31, 2021	2,000,000

Unrealized gains (losses) included in other comprehensive income (loss)	(100,000)

Balance at March 31, 2022	$1,900,000

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

The estimated fair values of financial instruments are as follows:

	March 31, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,736,677	$1,736,677	$1,989,643	$1,989,643
Federal funds sold	29,462,000	29,462,000	44,059,000	44,059,000
Interest bearing deposits in other financial institutions	1,333,204	1,333,204	2,062,463	2,062,463
Available for sale debt securities	11,216,706	11,216,706	10,909,764	10,909,764
Held to maturity debt securities	552,174	519,521	708,949	770,438
Loans, net	163,809,742	161,499,000	144,169,318	145,596,000
Investment in restricted stock	262,200	262,200	262,200	262,200
Interest receivable	505,737	505,737	552,516	552,516
Financial Liabilities
Deposits	$188,991,609	$182,771,000	$171,956,117	$174,555,000
Paycheck protection program lending facility	—	—	10,372,148	10,372,148
Accrued interest payable	25,598	25,598	10,152	10,152

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

Available for sale securities – For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy. For those available for sale debt securities where market prices of similar securities are not available because of the lack of observable market data, they are valued on a quarterly basis by a third-party valuation expert and, therefore, are classified as Level 3 within the valuation hierarchy.

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

The estimated fair value of fee income on letters of credit at March 31, 2022 and June 30, 2021 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2022 and June 30, 2021.

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

changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which experienced deterioration due to the effects of the COVID-19 pandemic. At March 31, 2022 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Total Assets. Total assets increased $7.1 million, or 3.3%, to $220.8 million at March 31, 2022 from $213.6 million at June 30, 2021. The increase was primarily due to an increase of $19.6 million, or 13.6%, in loans, net of the allowance for loan losses offset by a decrease of $14.8 million, or 32.2%, in cash and cash equivalents. The Company also purchased an additional $3.0 million of bank owned life insurance during the nine months ended March 31, 2022.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $14.8 million, or 32.2%, to $31.2 million at March 31, 2022 from $46.0 million at June 30, 2021, primarily due to cash used to fund loan originations, the purchase of $3.5 million of corporate bonds in our debt securities available for sale portfolio and an additional purchase of $3.0 million of bank owned life insurance.

Debt Securities Available for Sale. Total debt securities available for sale increased $307,000, or 2.8%, to $11.2 million at March 31, 2022 from $10.9 million at June 30, 2021. The increase was primarily due to the purchase of $3.5 million in corporate bonds offset by paydowns and maturities of our mortgage-backed securities and states and municipalities bond portfolios.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $157,000, or 22.1%, to $552,000 at March 31, 2022 from $709,000 at June 30, 2021. The decrease was primarily due to a decrease of mortgage-backed securities as a result of paydowns and maturities.

Net Loans. Net loans increased $19.6 million, or 13.6%, to $163.8 million at March 31, 2022 from $144.2 million at June 30, 2021. The increase was primarily due to a $13.3 million, or 25.5%, increase in commercial real estate loans to $65.4 million at March 31, 2022 from $52.1 million at June 30, 2021, an increase in one- to four-family residential loans of $3.8 million, or 7.9%, to $52.2 million at March 31, 2022 from $48.4 million at June 30, 2021 and an increase in multi-family real estate loans of $11.9 million, or 68.8%, to $29.2 million at March 31, 2022 from $17.3 million at June 30, 2021. Commercial and industrial loans decreased by $10.8 million, or 55.9%, to $8.5 million at March 31, 2022 from $19.3 million at June 30, 2021 primarily due to the repayment by the SBA of forgiven PPP loans. PPP loans totaled $0 as of March 31, 2022 as compared to $10.4 million as of June 30, 2021. The increase in commercial and multi-family real estate loans was primarily due to our strategy to enhance our commercial and multi-family real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans.

Deposits. Total deposits increased $17.0 million, or 9.9%, to $189.0 million at March 31, 2022 from $172.0 million at June 30, 2021. The increase in deposits was primarily due to an increase in demand, NOW and money market accounts of $10.1 million, or 22.9%, to $54.5 million at March 31, 2022 from $44.4 million at June 30, 2021. The remaining deposit categories increased by nominal amounts when comparing March 31, 2022 to June 30, 2021. The increase in deposits was related to consumer stimulus payments and new customers.

Borrowings. Our borrowings from the Federal Reserve PPP Liquidity Facility to fund our PPP loans decreased by $10.4 million, or 100.0%, to $0 at March 31, 2022 from $10.4 million at June 30, 2021. This decrease was due to the repayment by the SBA of forgiven PPP loans.

Stockholders’ Equity. Total stockholders’ equity increased by $654,000, or 2.2%, to $30.5 million at March 31, 2022 from $29.8 million at June 30, 2021. The increase was primarily due to net income of $951,000 during the nine months ended March 31, 2022 offset by an increase in accumulated other comprehensive loss of $336,000 during the same period as a result of an increase in market rates.

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

	For the Three Months Ended March 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$158,529	$1,649	4.29%	$121,828	$1,335	4.52%
PPP loans	7	11	4,507.71%	9,991	186	7.77%
Debt securities	12,633	87	2.82%	12,932	83	2.63%
Cash and cash equivalents	28,682	8	0.11%	33,208	6	0.07%
Other	262	1	1.56%	262	3	4.73%
Total interest-earning assets	200,113	1,756	3.61%	178,221	1,613	3.72%
Noninterest-earning assets	14,466			9,833
Total assets	$214,579			$188,054
Interest-bearing liabilities:
Demand, NOW and money market deposits	$57,231	53	0.38%	$42,897	37	0.35%
Savings deposits	46,139	17	0.15%	42,852	16	0.15%
Certificates of deposit	58,450	153	1.07%	50,353	202	1.64%
Total interest-bearing deposits	161,820	223	0.56%	136,102	255	0.76%
FHLB advances and other borrowings	—	—	—%	7,441	5	0.27%
PPP Liquidity Facility borrowings	13	—	—%	5,031	2	0.16%
Total interest-bearing liabilities	161,833	223	0.56%	148,574	262	0.72%
Non-interest bearing demand deposits	24,135			17,486
Other non-interest bearing liabilities	1,125			1,300
Total liabilities	187,093			167,360
Total stockholders' equity	27,486			20,694
Total liabilities and stockholders' equity	$214,579			$188,054
Net interest income		$1,533			$1,351
Net interest rate spread (2)			3.05%			3.00%
Net interest-earning assets (3)	$38,280			$29,647
Net interest margin (4)			3.14%			3.11%
Average interest-earning assets to interest-bearing liabilities	123.65%			119.95%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended March 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$149,045	$4,589	4.12%	$116,435	$4,082	4.70%
PPP loans	1,277	494	54.90%	7,093	279	5.27%
Debt securities	12,656	250	2.64%	14,972	290	2.59%
Cash and cash equivalents	35,030	25	0.10%	27,105	12	0.06%
Other	262	4	2.04%	262	9	4.60%
Total interest-earning assets	198,270	5,362	3.62%	165,867	4,672	3.77%
Noninterest-earning assets	13,870			11,785
Total assets	$212,140			$177,652
Interest-bearing liabilities:
Demand, NOW and money market deposits	$53,919	142	0.35%	$38,722	103	0.35%
Savings deposits	45,871	50	0.15%	41,555	45	0.14%
Certificates of deposit	58,872	487	1.10%	47,177	655	1.85%
Total interest-bearing deposits	158,662	679	0.57%	127,454	803	0.84%
FHLB advances and other borrowings	—	—	—%	7,814	19	0.32%
PPP Liquidity Facility borrowings	1,696	7	0.55%	5,641	13	0.31%
Total interest-bearing liabilities	160,358	686	0.57%	140,909	835	0.79%
Non-interest-bearing demand deposits	23,378			14,009
Other non-interest-bearing liabilities	1,149			1,251
Total liabilities	184,885			156,169
Total stockholders' equity	27,255			21,483
Total liabilities and stockholders' equity	$212,140			$177,652
Net interest income		$4,676			$3,837
Net interest rate spread (2)			3.05%			2.98%
Net interest-earning assets (3)	$37,912			$24,958
Net interest margin (4)			3.18%			3.09%
Average interest-earning assets to interest-bearing liabilities	123.64%			117.71%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

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

	Nine Months Ended March 31,			Three Months Ended March 31,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$384	$123	$507	$416	$(102)	$314
PPP loans	(77)	292	215	(194)	19	(175)
Debt securities	(15)	(25)	(40)	(2)	6	4
Cash and cash equivalents	1	12	13	(1)	3	2
Other	—	(5)	(5)	—	(2)	(2)
Total interest-earning assets	293	397	690	219	(76)	143
Interest-bearing liabilities:
Demand, NOW and money market deposits	14	25	39	13	3	16
Savings deposits	2	3	5	1	—	1
Certificates of deposit	54	(222)	(168)	33	(82)	(49)
Total interest-bearing deposits	70	(194)	(124)	47	(79)	(32)
FHLB advances and other borrowings	(7)	(12)	(19)	(5)	—	(5)
PPP Liquidity Facility borrowings	(3)	(3)	(6)	(2)	—	(2)
Total interest-bearing liabilities	60	(209)	(149)	40	(79)	(39)
Change in net interest income	$233	$606	$839	$179	$3	$182

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. Net income was $249,000 for the three months ended March 31, 2022, an increase of $30,000, or 13.6%, from net income of $219,000 for the three months ended March 31, 2021. The increase in net income for the three months ended March 31, 2022 was primarily attributed to an increase of $182,000 in net-interest income and a decrease in the provision for income taxes of $49,000 offset by a $177,000 decrease in non-interest income and a $24,000 increase in non-interest expenses.

Interest Income. Interest income increased by $143,000, or 8.9%, to $1.8 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021 primarily due to an increase in loan interest income.

Loan interest income increased by $138,000, or 9.1%, to $1.8 million for the three months ended March 31, 2022 from $1.6 million for the three months ended March 31, 2021, due to an increase in the average balance of the loan portfolio partially offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $36.7 million, or 30.1%, from $121.8 million for the three months ended March 31, 2021 to $158.5 million for the three months ended March 31, 2022. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of PPP loans to decreased due to the repayment by the SBA of forgiven PPP loans and as of March 31, 2022, there were no outstanding PPP loans. The average balance of one-to-four family residential loans also increased. The increase in one- to four-family residential mortgage loans was the result of customers refinancing their loans at lower rates. The average yield on the loan portfolio (excluding PPP loans) decreased by 23 basis points from 4.52% for the three months ended March 31, 2021 to 4.29% for the three months ended March 31, 2022. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since March 31, 2021. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $11,000 during the three months ended March 31, 2022 on the forgiven PPP loans repaid by the SBA compared to $160,000 for the three months ended March 31, 2021. As of March 31, 2022, we had no outstanding PPP loans, net of deferred fee income of $0.

Debt securities interest income increased $4,000, or 5.2%, to $87,000 for the three months ended March 31, 2022 from $83,000 for the three months ended March 31, 2021 due to a 19 basis points increase in the average yield on the debt securities portfolio to 2.82% for the three months ended March 31, 2022 from 2.63% for the three months ended March 31, 2021. The increase in the average yield of debt securities was due to the higher interest rates as a result of the purchase of $3.5 million of corporate bonds during the nine months ended March 31, 2022. This increase was offset by a decrease of $299,000 in the average balance of the debt securities portfolio due to securities paydowns which was offset by the purchase of a $500,000 corporate bond during the three months ended March 31, 2022.

Interest Expense. Interest expense decreased $39,000, or 14.9%, to $223,000 for the three months ended March 31, 2022 from $262,000 for the three months ended March 31, 2021, due to a decrease of $32,000 in interest paid on deposits and a decrease of $7,000 in interest paid on borrowings.

Interest expense on deposits decreased $32,000, or 12.7%, to $223,000 for the three months ended March 31, 2022 from $255,000 for the three months ended March 31, 2021 due to a decrease in interest expense on certificates of deposit which was offset by an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $49,000, or 24.3%, to $153,000 for the three months ended March 31, 2022 from $202,000 for the three months ended March 31, 2021 due to a decrease in the average rate paid on certificates of deposit which was offset by an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 57 basis points to 1.07% for the three months ended March 31, 2022 from 1.64% for the three months ended March 31, 2021 due to the decline in market rates. The average balance of certificates of deposit increased by $8.1 million, to $58.5 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the purchase of $15.1 million in brokered certificates of deposit and an increase in new customers added by the Company. Interest expense on interest-bearing core deposits increased by $17,000, or 32.1%, to $70,000 for the three months ended March 31, 2022 from $53,000 for the three months ended March 31, 2021. The average rate paid on our interest-bearing core deposits increased slightly by two basis points to 0.27% for the three months ended March 31, 2022 from 0.25% for the three months ended March 31, 2021. The average balance of our interest-bearing core deposits increased by $17.6 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and was related to consumer stimulus payments and new customers.

Net Interest Income. Net interest income increased $182,000, or 13.5%, to $1.5 million for the three months ended March 31, 2022 from $1.4 million for the three months ended March 31, 2021 due to an increase in net interest-earning assets and an increase in the net interest rate spread. Also included in net interest income for the three months ended March 31, 2022 was the recognition of deferred fee income of $11,000 on the forgiven PPP loans repaid by the SBA compared to $160,000 for the three months ended March 31, 2021. Net interest-earning assets increased by $8.6 million, or 29.1%, to $38.3 million for the three months ended March 31, 2022 from $29.6 million for the three months ended March 31, 2021. Net interest rate spread increased by five basis points to 3.05% for the three months ended March 31, 2022 from 3.00% for the three months ended March 31, 2021, reflecting an 11 basis points decrease in the average yield on interest-earning assets and a 16 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased three basis points to 3.14% for the three months ended March 31, 2022 from 3.11% for the three months ended March 31, 2021. The decrease in the average yield on interest earning assets for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in the average yield of 23 basis points on the loan portfolio (excluding PPP loans) as we continue to book new loans at lower interest rates based on the low current interest rate environment. The decrease in the average interest rate paid on interest-bearing liabilities continues to be due to low interest rates.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Beginning with the three months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which experienced deterioration due to the effects of the COVID-19 pandemic. At March 31, 2022 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended March 31, 2022 or 2021. Our allowance for loan losses was $2.2 million and $2.1 million at March 31, 2022 and 2021, respectively. The allowance for loan losses to total loans was 1.32% at March 31, 2022 and 1.49% at March 31, 2021. We recorded net recoveries of $6,000 for the three months ended March 31, 2022 and net recoveries of $1,000 for the three months ended March 31, 2021. Non-performing assets decreased to $64,000, or 0.03% of total assets, at March 31, 2022, compared to $178,000, or 0.08% of total assets, at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$35	$38	$(3)	(7.9)%
Mortgage banking	89	295	(206)	(69.8)%
Increase in cash surrender value of BOLI	58	40	18	45.0%
Other	11	9	2	22.2%
Total non-interest income	$193	$382	$(189)	(49.5)%

Non-interest income decreased by $189,000 to $193,000 for the three months ended March 31, 2022 from $382,000 for the three months ended March 31, 2021 due primarily to a decrease in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) decreased by $206,000 as we sold $2.1 million of mortgage loans into the secondary market during the three months ended March 31, 2022 compared to $12.6 million of such sales during the three months ended March 31, 2021 due to an increase in market rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$806	$863	$(57)	(6.6)%
Occupancy and equipment	170	171	(1)	(0.6)%
Data processing and office	103	119	(16)	(13.4)%
Professional fees	164	94	70	74.5%
Marketing expenses	22	15	7	46.7%
Other	138	129	9	7.0%
Total non-interest expenses	$1,403	$1,391	$12	0.9%

Non-interest expenses were $1.4 million for the three months ended March 31, 2022 as compared to $1.4 million for the three months ended March 31, 2021. Professional fees increased $70,000 primarily due to costs associated with being a public company including but not limited to preparing and filing the required periodic reports with the Securities and Exchange Commission. Salaries and employee benefits decreased by $57,000 due primarily to a reduction in health insurance expense.

Provision for Income Taxes. Income tax expense was $74,000 for the three months ended March 31, 2022, a decrease of $49,000, as compared to income tax expense of $123,000 for the three months ended March 31, 2021. The decrease in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2022 and 2021 was 23.0% and 36.0%, respectively. During the three months ended March 31, 2021, the Company continued to true-up their deferred income taxes to be in line with their projected effective tax rate for the fiscal year-end. This included an analysis of tax-exempt interest income items.

Comparison of Operating Results for the Nine Months Ended March 31, 2022 and 2021

General. Net income was $951,000 for the nine months ended March 31, 2022, a decrease of $24,000, or 2.5%, from net income of $975,000 for the nine months ended March 31, 2021. The decrease in net income for the nine months ended March 31, 2022 was primarily attributed to a $678,000 decrease in non-interest income and a $223,000 increase in non-interest expenses. These were offset by a $839,000 increase in net-interest income and a $39,000 decrease in the provision for income taxes.

Interest Income. Interest income increased by $689,000, or 14.7%, to $5.4 million for the nine months ended March 31, 2022 compared to $4.7 million for the nine months ended March 31, 2021 due to an increase in loan interest income, partially offset by a decrease in debt securities interest income. Other interest income also increased by $7,000.

Loan interest income increased by $722,000, or 16.6%, to $5.1 million for the nine months ended March 31, 2022 from $4.4 million for the nine months ended March 31, 2021, due to an increase in the average balance of the loan portfolio partially offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $32.6 million, or 28.0%, from $116.4 million for the nine months ended March 31, 2021 to $149.0 million for the nine months ended March 31, 2022. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of PPP loans decreased due to the repayment by the SBA of forgiven PPP loans. There were no outstanding PPP loans as of March 31, 2022. The increase in the average balance of one-to-four family residential loans also increased. The increase in one- to four-family residential mortgage loans was the result of customers refinancing their loans at lower rates. The average yield on the loan portfolio (excluding PPP loans) decreased by 58 basis points from 4.70% for the nine months ended March 31, 2021 to 4.12% for the nine months ended March 31, 2022. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since March 31, 2021. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $483,000 during the nine months ended March 31, 2022 on the forgiven PPP loans repaid by the SBA compared to only $255,000 for the nine months ended March 31, 2021. As of March 31, 2022, we had no outstanding PPP loans, net of deferred fee income of $0.

Debt securities interest income decreased $40,000, or 13.6%, to $250,000 for the nine months ended March 31, 2022 from $290,000 for the nine months ended March 31, 2021 due to decreases of $2.3 million in the average balance of the debt securities portfolio which was offset by a five basis points increase in the average yield on the debt securities portfolio to 2.64% for the nine months ended March 31, 2022 from 2.59% for the nine months ended March 31, 2021. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns which was offset by the purchase of $3.5 million in corporate bonds during the nine months ended March 31, 2022. The increase in the average yield of debt securities was due to the higher interest rates on the $3.5 million in corporate bonds purchased during the nine months ended March 31, 2022, partially offset by the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Interest Expense. Interest expense decreased $150,000, or 17.9%, to $686,000 for the nine months ended March 31, 2022 from $835,000 for the nine months ended March 31, 2021, due to a decrease of $125,000 in interest paid on deposits and a decrease of $25,000 in interest paid on borrowings.

Interest expense on deposits decreased $125,000, or 15.5%, to $679,000 for the nine months ended March 31, 2022 from $803,000 for the nine months ended March 31, 2021 due to a decrease in interest expense on certificates of deposit which was offset by an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $168,000, or 25.6%, to $487,000 for the nine months ended March 31, 2022 from $655,000 for the nine months ended March 31, 2021 due to a decrease in the average rate paid on certificates of deposit which was offset by an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 75 basis points to 1.10% for the nine months ended March 31, 2022 from 1.85% for the nine months ended March 31, 2021 due to the decline in market rates. The average balance of certificates of deposit increased by $11.7 million to $58.9 million, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 due to the purchase of $15.1 million in brokered certificates of deposit in March 2021 and an increase in new customers added by the Company. Interest expense on interest-bearing core deposits increased by $44,000, or 29.7%, to $192,000 for the nine months ended March 31, 2022 from $148,000 for the nine months ended March 31, 2021. The average rate paid on our interest-bearing core deposits was 0.26% for the nine months ended March 31, 2022 compared to 0.25% for the nine months ended March 31, 2021. The average balance of our interest-bearing core deposits increased by $19.5 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 and was related to consumer stimulus payments and new customers.

Net Interest Income. Net interest income increased $839,000, or 21.9%, to $4.7 million for the nine months ended March 31, 2022 from $3.8 million for the nine months ended March 31, 2021 due to an increase in net interest-earning assets and an increase in the net interest rate spread. Also included in net interest income for the nine months ended March 31, 2022 was the recognition of deferred fee income of $483,000 on the forgiven PPP loans repaid by the SBA compared to only $255,000 for the nine months ended March 31, 2021. Net interest-earning assets increased by $12.9 million, or 51.9%, to $37.9 million for the nine months ended March 31, 2022 from $25.0 million for the nine months ended March 31, 2021. Net interest rate spread increased by seven basis points to 3.05% for the nine months ended March 31, 2022 from 2.98% for the nine months ended March 31, 2021, reflecting a 15 basis points decrease in the average yield on interest-earning assets and a 22 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased nine basis points to 3.18% for the nine months ended March 31, 2022 from 3.09% for the nine months ended March 31, 2021. The decrease in the average yield on interest earning assets for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 was primarily due to a decrease in the average yield of 58 basis points on the loan portfolio (excluding PPP loans) as we continue to book new loans at lower interest rates based on the low interest rate environment. This decrease was offset by the $483,000 in deferred fee income recognized on the forgiven PPP loans repaid by the SBA. The decrease in the average interest rate paid on interest-bearing liabilities continues to be due to low interest rates. The net interest rate spread and net interest margin for the nine months ended March 31, 2022 would have been approximately 2.72% and 2.83%, respectively when excluding the $483,000 in deferred fee income recognized on forgiven PPP loans repaid by the SBA. This compares with approximately 2.77% and 2.89% for the nine months ended March 31, 2021 when excluding the $255,000 in deferred fee income recognized on forgiven loans repaid by the SBA.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Beginning with the three months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. At March 31,

2022 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the nine months ended March 31, 2022 or 2021. Our allowance for loan losses was $2.2 million and $2.1 million at March 31, 2022 and March 31, 2021, respectively. The allowance for loan losses to total loans was 1.32% at March 31, 2022 and 1.49% at March 31, 2021. We recorded net recoveries of $8,000 for the nine months ended March 31, 2022 and net recoveries of $419,000 for the nine months ended March 31, 2021. Non-performing assets decreased to $64,000, or 0.03% of total assets, at March 31, 2022, compared to $178,000, or 0.08% of total assets, at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$119	$123	$(4)	(3.3)%
Mortgage banking	448	1,178	(730)	(62)%
Increase in cash surrender value of BOLI	164	124	40	32.3%
Gain on sale of foreclosed real estate	—	11	(11)	1,200.0%
Net gain on securities transactions	14	—	14	100.0%
Other	19	18	1	5.56%
Total non-interest income	$764	$1,454	$(690)	(47)%

Non-interest income decreased by $690,000 to $764,000 for the nine months ended March 31, 2022 from $1.5 million for the nine months ended March 31, 2021 due primarily to a decrease in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) decreased by $730,000 as we sold $14.4 million of mortgage loans into the secondary market during the nine months ended March 31, 2022 compared to $43.6 million of such sales during the nine months ended March 31, 2021 due to an increase in market rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,372	$2,471	$(99)	(4.0)%
Occupancy and equipment	531	496	35	7.1%
Data processing and office	304	348	(44)	(12.6)%
Professional fees	494	228	266	116.7%
Marketing expenses	65	49	16	32.7%
Other	415	378	37	9.8%
Total non-interest expenses	$4,181	$3,970	$211	5.3%

Non-interest expenses were $4.2 million for the nine months ended March 31, 2022 as compared to $4.0 million for the nine months ended March 31, 2021. Professional fees increased $266,000 primarily due to costs associated with being a public company including but not limited to preparing and filing the required periodic reports with the Securities and Exchange Commission. Salaries and employee benefits decreased $99,000 due primarily to a reduction in health insurance expense.

Provision for Income Taxes. Income tax expense was $307,000 for the nine months ended March 31, 2022, a decrease of $39,000, as compared to income tax expense of $346,000 for the nine months ended March 31, 2021. The effective tax rate for the nine months ended March 31, 2022 and 2021 was 24.4% and 26.2%, respectively. The decrease in effective tax rate was primarily attributable to an increase in municipal bond income and BOLI income when comparing the nine months ended March 31, 2022 with the nine months ended March 31, 2021.

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment.

To work with customers impacted by COVID-19, the Company offered short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and January 1, 2022. The Company made this policy election. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Company received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of March 31, 2022, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of March 31, 2022, all of these loans have returned to normal payment status.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. We had no PPP loans delinquent at March 31, 2022 or June 30, 2021.

	At March 31, 2022			At June 30, 2021
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to four-family residential	$211	$—	$64	$30	$4	$178
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	15	—	—
Total	$211	$—	$64	$45	$4	$178

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0 and $72,000 as of March 31, 2022 and June 30,

2021, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At March 31,	At June 30,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$64	$178
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	64	178
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	—
Total non-performing assets	$64	$178
Total accruing troubled debt restructured loans	$131	$468
Total non-performing loans to total loans	0.04%	0.12%
Total non-performing loans to total assets	0.03%	0.08%
Total non-performing assets to total assets	0.03%	0.08%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At March 31,	At June 30,
	2022	2021

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention	$1,399	$5,257

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. As a result of the COVID-19 pandemic, at June 30, 2020, we slightly increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which experienced deterioration due to the effects of the COVID-19 pandemic. At March 31, 2022 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies” for additional information.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$2,188	$2,118	$2,186	$1,700
Provision for loan losses	—	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Real estate loans:	—	—	—	—
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	73
Commercial and industrial	—	—	—	341
Consumer	6	1	8	5
Total recoveries	6	1	8	419
Net (charge-offs) recoveries	6	1	8	419
Allowance at end of period	$2,194	$2,119	$2,194	$2,119
Allowance to non-performing loans	3,428.13%	—%	3,428.13%	—%
Allowance to total loans outstanding at the end of the period	1.32%	1.49%	1.32%	1.49%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.01%	0.34%

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

	At March 31, 2022			At June 30, 2021

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$1,317,825	60.1%	39.4%	$1,036,301	47.4%	35.5%
Commercial and industrial	32,115	1.5%	5.1%	157,533	7.2%	6.1%
Construction	36,705	1.7%	5.2%	59,649	2.7%	5.4%
One-to-four-family residential	267,630	12.2%	31.5%	409,395	18.7%	33.0%
Multi-family real estate	215,004	9.8%	17.6%	134,216	6.1%	11.8%
Paycheck Protection Program loans	—	—	—%	—	—	7.1%
Consumer	590	0.0%	1.3%	4,896	0.2%	1.1%
Unallocated	324,365	14.8%	—	384,192	17.6%	—%
Total	$2,194,234	100%	100%	$2,186,182	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2022, we had a $75.4 million line of credit with the Federal Home Loan Bank of Chicago, and had no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $589,000 as compared to $309,000 of cash being used in operating activities for the nine months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $22.1 million and $18.0 million for the nine months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $6.7 million and $44.6 million for the nine months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022, Marathon Bank was classified as “well capitalized” for regulatory capital purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2022, we had outstanding commitments to originate loans of $28.4 million, and outstanding commitments to sell loans of $1,538,900. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from March 31, 2022 totaled $26.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of March 31, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2022 and March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: May 13, 2022	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)