Form 10-K
period 2022-06-30
Marathon Bancorp, Inc. /MD/
filed 2022-09-28
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2021 was $15,250,144.

As of September 27, 2022, there were 2,269,700 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2022 Annual Meeting of Shareholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

June 30, 2022

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

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	conditions relating to the Coronavirus Disease 2019 (“COVID-19”) pandemic, that are worse than expected;

•	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third-party providers to perform as expected;
•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
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

ITEM 1: BUSINESS

BUSINESS OF MARATHON BANCORP, INC.

Marathon Bancorp, Inc. (the “Company” or “Marathon Bancorp”), a Maryland corporation, was formed in December 2020 to serve as the mid-tier holding company for Marathon Bank (the “Bank”) upon the completion of the Bank’s mutual holding company reorganization and offering.

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

Marathon Bancorp, as the holding company of Marathon Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System ( the “Federal Reserve Board”) and the Wisconsin Department of Financial Institutions (the “WDFI”).

Our cash flow depends on earnings from the investment of the net proceeds we retained, and any dividends received from Marathon Bank. Currently, Marathon Bancorp does not own nor lease any property, but instead uses the premises, equipment and furniture of Marathon Bank. At the present time, we employ only persons who are officers of Marathon Bank to serve as officers of Marathon Bancorp. We also use the support staff of Marathon Bank from time to time. These persons are not separately compensated by Marathon Bancorp. Marathon Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

BUSINESS OF MARATHON MHC

Marathon MHC was formed as a Wisconsin-chartered mutual holding company and will at all times own a majority of the outstanding shares of Marathon Bancorp’s common stock. Persons who had membership rights in Marathon Bank as of the date of the reorganization will continue to have membership rights; however, these membership rights will be in Marathon MHC.

Marathon MHC’s principal assets are the common stock of Marathon Bancorp it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed by Marathon Bank. Presently, it is expected that the only business activity of Marathon MHC will be to own a majority of Marathon Bancorp’s common stock. Marathon MHC will be authorized, however, to engage in any other business activities that are permissible for mutual holding companies under state and federal law, including investing in loans and securities. Marathon MHC is subject to comprehensive regulation and examination by the Federal Reserve Board and the WDFI.

Marathon MHC does not own nor lease any property, but instead uses the premises, equipment and furniture of Marathon Bank. Marathon MHC currently employs only persons who are officers of Marathon Bank to serve as officers of Marathon MHC. Those persons are not separately compensated by Marathon MHC. The directors of Marathon MHC consist of the current directors of Marathon Bank.

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

From our founding until 2014, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In February 2014, we hired our current president and chief executive officer, Nicholas W. Zillges, and since this time we have strengthened and modernized our operations through upgrades to our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Zillges, we have begun the process of developing a commercial real estate lending infrastructure, with a particular focus on expanding into Southeastern Wisconsin, including the Milwaukee metropolitan area, to diversify our balance sheet, which included reducing our investment portfolio and using those funds to grow our commercial loan portfolio. As part of our effort to expand into Southeastern Wisconsin, in 2018 we opened a new branch in Mequon, Wisconsin. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits. While we have developed our commercial real estate platform in recent years, we also remain committed to our local community and intend to continue to be a significant one- to four-family residential mortgage lender in our market areas.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial and multifamily real estate loans, one- to four-family residential real estate loans and, to a lesser extent, commercial and industrial loans, construction loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating more commercial real estate and multifamily real estate loans in an effort to further diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate debt securities and U.S. government and agency securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Chicago, to fund our operations as necessary.

At June 30, 2022, we had total consolidated assets of $220.0 million, total deposits of $188.1 million and total stockholders’ equity of $30.7 million. Our executive office is located at 500 Scott Street, Wausau, Wisconsin 53226, and our telephone number at this address is (715) 845-7331. Our website address is www.marathonbank.com. Information on our website is not and should not be considered a part of this Form 10-K.

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

Marathon County’s total population for 2022 is estimated at 136,505, approximately 1.83% growth since 2010. Marathon County’s population growth is projected to be 0.77% between 2021 and 2026. A relatively high percentage of Marathon County’s non-farm, non-government workforce is in the education, healthcare and social services sector, estimated at over 25% of the labor force. Other significant employer industries in the county include wholesale/retail trade and finance/insurance/real estate. Median household income in Marathon County for 2022 is estimated to be $63,029.

Ozaukee County’s total population for 2022 is estimated at 89,707, which is expected to grow 1.54% between 2021 and 2026. Education, healthcare and social services industry represents over 25% of the labor force. Other significant employer industries in Ozaukee County include retail trade and services. Median household income in Ozaukee County for 2022 is estimated to be $84,394.

Milwaukee County’s total population for 2022 is estimated at 941,997, approximately 0.66% decrease since 2010 and is projected to decrease 0.14% through 2026. Milwaukee County’s most significant employers are in the education, healthcare and social assistance, services, retail trade and finance/insurance/real estate industries. Median household income in Milwaukee County for 2022 is estimated to be $52,260.

Waukesha County’s total population for 2022 is estimated at 409,226, approximately 4.92% growth since 2010 and is projected to grow 1.76% by 2026. The most significant employers in Waukesha county are in the education, health care and social services, wholesale/retail trade, services and finance/insurance/real estate industries. Waukesha County has the highest median household income of any of Marathon Bank’s market area counties for 2022, estimated to be $88,985.

Unemployment rates as of June 30, 2022 and June 30, 2021 are set forth in the following table.

Region	June 2022	June 2021
United States	3.6%	5.9%
Wisconsin	2.9%	3.9%
Marathon County	3.0%	3.5%
Ozaukee County	3.0%	3.9%
Milwaukee County	4.7%	6.7%
Waukesha County	3.0%	3.8%

Major employers in Marathon Bank’s market area are United Medical Resources, Aspirus, Columbia-St. Mary’s hospital, Aurora Health Care, Ascension Wisconsin, GE Healthcare Technologies, Kroger Co. and Kohl’s.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2022 (the most recent date for which data is available), our market share of deposits represented 3.68% of FDIC-insured deposits in Marathon County, ranking us eighth in market share of deposits out of 18 institutions operating in the county. In addition, as of that date, our market share of deposits represented 0.89% of FDIC-insured deposits in Ozaukee County, ranking us 14th in market share of deposits out of 15 institutions operating in the county.

Lending Activities

General. Our lending activity consists of originating commercial and multifamily real estate loans, one- to four-family residential real estate loans and, to a lesser extent, commercial and industrial loans, construction loans and consumer loans. Subject to market conditions, we intend to increase originations of commercial real estate loans and multifamily real estate loans in order to increase the overall yield earned on our loans and manage interest rate risk.

We generally sell the fixed-rate conforming one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while holding in our portfolio adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate
One- to four-family residential real estate (1)	$51,891	27.6%	$48,405	33.0%
Multifamily	33,945	18.1%	17,268	11.8%
Commercial	80,603	42.9%	52,148	35.5%
Construction	10,582	5.6%	7,985	5.4%
Commercial and industrial	8,779	4.7%	8,899	6.1%
Paycheck Protection Program Loans	—	0.0%	10,379	7.1%
Consumer	2,100	1.1%	1,789	1.2%
Total loans	187,900	100.0%	146,873	100.0%
Less:
Deferred loan fees	75		518
Allowance for losses	2,195		2,186
Total loans, net	$185,630		$144,169
(1)	Includes loans held for sale of $78,000 and $131,000 at June 30, 2022 and June 30, 2021, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ. Excludes loans held for sale.

				One- to Four-
	Commercial	Commercial		Family
	Real Estate	and Industrial	Construction	Residential

	(In thousands)
Amounts due in:
One year or less	$2,659	$82	$1,773	$72
More than one to five years	67,515	4,760	7,017	13,151
More than five to 15 years	10,158	3,937	292	5,741
More than 15 years	271	—	1,500	32,849
Total	$80,603	$8,779	$10,582	$51,813

	Multifamily		Payroll
	Real Estate	Consumer	Protection Program	Total

	(In thousands)
Amounts due in:
One year or less	$—	$452	$—	$5,038
More than one to five years	32,447	1,525	—	126,415
More than five to 15 years	1,498	81	—	21,707
More than 15 years	—	42	—	34,662
Total	$33,945	$2,100	$—	$187,822

The following table sets forth our fixed and adjustable-rate loans at June 30, 2022 that are contractually due after June 30, 2023. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$16,267	$35,474	$51,741
Multifamily	33,896	49	$33,945
Commercial	75,878	2,066	$77,944
Construction	8,809	—	$8,809
Commercial and industrial loans	8,607	89	$8,696
Consumer	482	1,167	$1,649
Payroll Protection Program Loans	—	—	$—
Total loans	$143,939	$38,845	$182,784

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At June 30, 2022, we had $80.6 million in commercial real estate loans, representing 42.9% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and other special purpose commercial properties, primarily in Southeastern Wisconsin. At June 30, 2022, $72.7 million of our commercial real estate portfolio was secured by non-owner-occupied commercial real estate.

Our commercial real estate loans generally are fixed rate, have initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of cost or appraised value of the property securing the loan.

At June 30, 2022, the average loan size of our commercial real estate loans was $970,000, and the largest of such loans was a $3.3 million loan secured by a commercial retail rental property. This loan was performing in accordance with its repayment terms at June 30, 2022.

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

Multifamily Real Estate Loans. At June 30, 2022, multifamily real estate loans were $33.9 million, or 18.1%, of our total loan portfolio, which was partly due to our purchases of participation interests in multifamily real estate loans totaling $5.6 million. Our multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

At June 30, 2022, the average loan size of our multifamily real estate loans was $1.1 million and the largest of such loans was a $3.5 million loan secured by multiple non-owner-occupied rental properties. This loan was performing in accordance with its repayment terms at June 30, 2022.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2022, we had $51.9 million of loans secured by one- to four-family residential real estate, representing 27.6% of our total loan portfolio, which included $78,000 of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At June 30, 2022, 33.0% of our one- to four-family residential real estate loans were fixed-rate loans, and 67.0% of such loans were adjustable-rate loans. At June 30, 2022, $2.4 million of our loans secured by one- to four-family residential real estate were in a junior lien position.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2022 was $647,200 for single-family homes in our market area. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to government-sponsored enterprises such as Freddie Mac and Fannie Mae and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We retain a majority of our jumbo loans in our loan portfolio. Jumbo loans that we originate may be fixed- or adjustable-rate loans and typically have 10 to 30 year terms with maximum loan-to-value ratios of 80%. At June 30, 2022, we had $26.0 million in jumbo loans, which represented 50.2% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $1.2 million at June 30, 2022. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Marathon County, Wisconsin.

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

Commercial and Industrial Loans. At June 30, 2022, we had $8.8 million of commercial and industrial loans, representing 4.7% of our total portfolio, which included no Paycheck Protection Program (“PPP”) loans as of June 30, 2022 compared to $10.4 million of PPP loans as of June 30, 2021. These loans are generally originated to small businesses and medical providers in our primary market areas. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment or inventory. To the extent these loans are secured, they are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally lines of credit with terms of one to two years. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to The Wall Street Journal Prime Rate. We generally obtain personal guarantees with commercial and industrial loans.

At June 30, 2022, the average loan size of our commercial and industrial loans was $92,000, and our largest outstanding commercial and industrial loan balance was a $1.2 million loan to a commercial concrete contractor. This loan was performing in accordance with its repayment terms at June 30, 2022.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. At June 30, 2022, $5.1 million of commercial and industrial loans were unsecured.

Commercial and industrial loans as of June 30, 2021 also included loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation which enabled us to originate PPP loans. We subsequently became approved as a qualified SBA lender. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 109 PPP loans totaling $10.4 million primarily between January and May of 2021. The PPP program ended in May 2021. During the year ended June 30, 2022, all of our PPP loans were forgiven by the SBA leaving us with no balance as of June 30, 2022.

Construction Loans. At June 30, 2022, construction loans totaled $10.6 million, or 5.6% of our total loan portfolio which was partly due to our purchases of participation interests in constructions loans totaling $3.5 million. We also have undrawn amounts on construction loans totaling $1.5 million at June 30, 2022. Most of these loans are with local developers for the construction of commercial real estate developments and are secured by properties located in our primary market areas. Because our construction loan originations are with select customers, the terms of our construction loan originations are not based on standardized terms and instead are individually negotiated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, and loans secured by certificates of deposit. At June 30, 2022, our consumer loan portfolio totaled $2.1 million, or 1.1% of our total loan portfolio. At June 30, 2022, we had $141,000 in unsecured consumer loans.

At June 30, 2022, home equity lines of credit (which we categorize as consumer loans) totaled $1.0 million in outstanding balances. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with an aggregate loan-to-value ratio up to 80%. Our home equity lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the Prime Rate, as reported in The Wall Street Journal.

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

We currently sell a significant majority of the conforming fixed-rate one- to four-family residential real estate loans we originate on the secondary market. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to Fannie Mae, Freddie Mac and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. During the year ended June 30, 2022, we originated $16.8 million of one- to four-family residential real estate loans and sold $17.1 million, and during the year ended June 30, 2021, we originated $50.6 million of one- to four-family residential real estate loans and sold $51.7 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We purchase loan participations secured by properties primarily within the state of Wisconsin in loans in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2022, the outstanding balances of our loan participations where we are not the lead lender totaled $19.3 million, or 10.2% of our loan portfolio, of which $9.0 million were commercial real estate loans, $5.6 million were multifamily real estate loans, $3.5 million were construction loans and $1.2 million were commercial and industrial loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2022, we had participated out portions of eight loans with an aggregate amount of $8.7 million. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2022, based on the 20% limitation, our loans-to-one-borrower limit was approximately $5.8 million. At June 30, 2022, our largest loan relationship with one borrower was for $5.6 million, which was secured by commercial real estate properties, with the underlying loans performing in accordance with their original terms on that date.

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications included payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across our loan portfolios. All modifications have returned to their normal payment status and we do not anticipate any additional modifications going forward.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. The table below excludes loans deferred pursuant to COVID-19 modifications.

	At June 30,
	2022			2021
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$70	$—	$115	$30	$4	$178
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Paycheck Protection Program loans	—	—	—	—	—	—
Consumer loans	—	—	—	15
Total	$70	$—	$115	$45	$4	$178

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0 and $91,000 as of June 30, 2022 and 2021, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At June 30,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$64	$178
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	64	178

Accruing loans past due 90 days or more	51	—

Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer loans	—	—
Total real estate owned	—	—

Total non-performing assets	$115	$178

Total accruing troubled debt restructured loans	$130	$468
Total non-performing loans to total loans	0.06%	0.12%
Total non-performing loans to total assets	0.05%	0.08%
Total non-performing assets to total assets	0.05%	0.08%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At June 30,
	2022	2021

	(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Assets	$—	$—
Special Mention/Watch	$1,389	$5,257

During the year ended June 30, 2022, we upgraded $3.4 million in commercial real estate loans and $1.6 million in commercial and industrial loans from watch to pass credit relationships due to improved cash flow position of these loans and their compliance with all scheduled loan payments over the previous six months.  Additionally, $242,000 in commercial real estate loans previously rated watch were paid off in full by the respective borrower.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At June 30, 2022 and 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the Years Ended
	June 30,
	2022	2021

	(Dollars in thousands)
Allowance at beginning of year	$2,186	$1,700
Provision for loan losses	—	—

Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Paycheck Protection Program loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	1
Multifamily	—	—
Commercial	—	65
Construction	—	73
Commercial and industrial loans	—	341
Paycheck Protection Program loans	—	—
Consumer loans	9	6
Total recoveries	9	486

Net (charge-offs) recoveries	9	486

Allowance at end of year	$2,195	$2,186

Allowance to non-performing loans	1908.7%	1228.1%
Allowance to total loans outstanding at the end of the year	1.17%	1.49%
Net recoveries to average loans outstanding during the year	0.01%	0.38%

Net recoveries to average loans outstanding during the year

Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	0.05%
Construction	—	0.06%
Commercial and industrial loans	—	0.27%
Paycheck Protection Program loans	—	—
Consumer loans	0.01%	—
Total net recoveries to average loans outstanding during the year	0.01%	0.38%

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

	At June 30,
	2022			2021
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
		to Total	Each		to Total	Each
		Allocated	Category to		Allocated	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$264	12.0%	27.6%	$409	18.7%	33.0%
Multifamily	233	10.6%	18.1%	134	6.1%	11.8%
Commercial	1,592	72.5%	42.9%	1,036	47.4%	35.5%
Construction	55	2.5%	5.6%	60	2.7%	5.4%
Commercial and industrial loans	33	1.5%	4.7%	158	7.2%	6.1%
Paycheck Protection Program loans	—	0.0%	0.0%	—	0.0%	7.1%
Consumer	—	0.0%	1.1%	5	0.2%	1.1%
Total allocated allowance	2,177	99.2%	100.0%	1,802	82.4%	100.0%
Unallocated	18	0.8%	-	384	17.6%	-
Total allowance for loan losses	$2,195	100.0%	100.0%	$2,186	100.0%	100.0%

The change in the allowance for loan loss balances from commercial and industrial, one-to-four-family residential and the unallocated allowance component to commercial real estate was primarily related to the improved cash flow position of certain loans and their compliance with all scheduled loan payments over the previous twelve months and the growth in the commercial real estate portfolio.

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

Corporate Debt Securities. At June 30, 2022, we had corporate debt securities totaling $6.8 million, which constituted 61.1% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At June 30, 2022, we had municipal securities totaling $1.1 million, which constituted 9.6% of our securities portfolio. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At June 30, 2022, we had mortgage-backed securities totaling $3.3 million, which constituted 29.3% of our securities portfolio, including $1.2 million of agency collateralized mortgage obligations (CMOs). Of the $2.1 million of non-CMO mortgage-backed securities, $74,000 were commercial-backed and $2.0 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Marathon Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $323,000 and $262,000 at June 30, 2022 and 2021, respectively. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The composition and maturities of the debt securities held to maturity portfolio at June 30, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our debt securities in this table at June 30, 2022, were taxable securities. Please refer to Note 3 to the financial statements for the composition and maturities of the debt securities available for sale portfolio at June 30, 2022.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Debt securities held to maturity:
Mortgage-backed securities	$—	—	$442	2.84%	$—	—	$90	3.28%	$532	$419	2.91%
Total	$—	—	$442	2.84%	$—	—	$90	3.28%	$532	$419	2.91%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2022, we had $19.8 million in brokered deposits. At June 30, 2022, our core deposits, which are deposits other than certificates of deposit, were $128.1 million, representing 68.1% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand accounts	$23,698	12.60%	$23,633	13.74%
Demand, NOW and money market accounts	57,797	30.73%	44,400	25.82%
Savings deposits	46,602	24.78%	44,689	25.99%
Certificates of deposit	60,003	31.90%	59,234	34.45%
Total	$188,100	100.00%	$171,956	100.00%

As of June 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $46.7 million, of which $3.4 million was the aggregate amount of our uninsured certificates of deposit. As of June 30, 2021, the aggregate amount of uninsured deposits was $36.3 million, of which $4.6 million was the aggregate amount of our uninsured certificates of deposit. The following table sets forth the maturity of these certificates as of June 30, 2022.

June 30, 2022
(In thousands)
Maturity Period:
Three months or less	$350
Over three months through six months	—
Over six months through twelve months	1,633
Over twelve months	1,444
Total	$3,427

Borrowings. As of June 30, 2022, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow up to $77.4 million subject to providing additional collateral. At June 30, 2022 and 2021, we had no Federal Home Loan Bank of Chicago advances.

As of June 30, 2022, we had no borrowings from the Federal Reserve Bank of Chicago under the Federal Reserve PPP Liquidity Facility authorized under section 13(3) of the Federal Reserve Act, which was intended to facilitate lending by banks to small businesses under the PPP while maintaining strong liquidity to meet cash flow needs. As of June 30, 2021, we had $10.4 million of these borrowings. These borrowings were secured by our PPP loans totaling $10.4 million at June 30, 2021. These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans.

Personnel and Human Capital Resources

As of June 30, 2022, we had 35 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable.

TAXATION

Marathon Bank, Marathon MHC and Marathon Bancorp are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Marathon MHC, Marathon Bancorp and Marathon Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Marathon Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. Marathon Bancorp and Marathon Bank intend to file a consolidated federal income tax return beginning with the taxable year ended June 30, 2022. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Marathon Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2018, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2022, the Company had approximately $1.1 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2022, the Company had no capital loss carryovers.

Corporate Dividends. Marathon Bancorp may generally exclude from its income 100% of dividends received from Marathon Bank as a member of the same affiliated group of corporations.

State Taxation

As a Maryland business corporation, Marathon Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

Marathon MHC, Marathon Bancorp and Marathon Bank are subject to the Wisconsin corporate franchise (income) tax. The State of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable income of the members of a consolidated income tax group.

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. At June 30, 2022, the Company had no Wisconsin net operating loss carryforwards.

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

Marathon Bank is also regulated to a lesser extent by the Federal Reserve Board. In addition, Marathon Bank is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2022, Marathon Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum net worth ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2022 and 2021, Marathon Bank’s net worth ratio, as calculated under Wisconsin law, was 13.15% and 13.12%, respectively.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances. Marathon Bank exceeds all regulatory capital requirements and is deemed “well capitalized” for regulatory capital purposes as of June 30, 2022 and 2021.

The Economic Growth, Regulatory Relief and Consumer Protection Act, enacted in 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10% (Tier 1 capital to average total consolidated assets). Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

The community bank leverage ratio was established at 8.5% for calendar 2021 and 9% thereafter. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance provided that the institution’s leverage ratio falls no more than one percentage point below the applicable community bank leverage ratio requirement. Failure to meet the qualifying criteria within the grace period or maintain the required leverage ratio requires the institution to comply with the generally applicable capital requirements.

As of June 30, 2022, Marathon Bank elected to use the community bank leverage ratio.

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

As noted above, Marathon Bank is considered “well capitalized” for regulatory capital purposes as of June 30, 2022 and 2021.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2022, Marathon Bank’s Required Liquidity Ratio was 8%, and Marathon Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the U.S. Government, U.S. Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2022, Marathon Bank was in compliance with this requirement.

Federal Law and Regulation. The Federal Reserve Board currently has no reserve requirement for Marathon Bank.

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

On May 5, 2022, the FDIC, Federal Reserve Board and Office of the Comptroller of the Currency released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and framework.

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

Marathon Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Marathon Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $323,000 at June 30, 2022.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2022, Marathon Bank had no advances from the Federal Home Loan Bank of Chicago.

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

Waivers of Dividends by Marathon MHC. Marathon Bancorp, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Marathon MHC, unless Marathon MHC elects to waive the receipt of dividends. Marathon MHC must receive the prior approval of the Federal Reserve Board and WDFI before it may waive the receipt of any dividends from Marathon Bancorp, Inc. However, current Federal Reserve Board policy prohibits a mutual holding company that is regulated as a bank holding company, such as Marathon MHC, from waiving the receipt of dividends paid by its subsidiary holding company.

Therefore, unless Federal Reserve Board policy changes by allowing Marathon MHC to waive the receipt of dividends declared by Marathon Bancorp, Inc. without diluting minority stockholders, it is unlikely that Marathon Bancorp, Inc. will pay any dividends.

Possible Conversion of Marathon MHC to Stock Form. In the future, Marathon MHC may convert from the mutual to capital stock form of ownership, in a transaction commonly referred to as a “second-step conversion.” Any second-step conversion of Marathon MHC would require the approval of the WDFI and the Federal Reserve Board.

Acquisition of Bank Holding Company

Under the Change in Bank Control Act, no person (including a company), or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Marathon Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations separately provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank holding company for that purpose.

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of June 30, 2022, the net book value of our office properties was $1.7 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:

500 Scott Street, Wausau, WI 54403	Owned	1963	$1,305

Other Properties:

1133 E Grand Avenue, Rothschild, WI	Leased	2009	50

307 Third Street, Mosinee, WI	Owned	1974	60

11315 N. Cedurburg Rd, Mequon, WI	Leased	2018	261

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3: LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink Marketplace operated by the OTC Markets Group under the symbol “MBBC.”  There were 198 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of September 26, 2022 and 2,269,700 shares of common stock outstanding. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock since the stock became quoted on the OTC Pink Market Place on April  15, 2021. The information was obtained from the OTC Pink Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid in fiscal 2022 or 2021.

	Market Value of Common Stock
	High	Low

Quarter Ended September 30, 2021	$10.65	$10.40
Quarter Ended December 31, 2021	10.95	10.50
Quarter Ended March 31, 2022	11.05	10.75
Quarter Ended June 30, 2022	11.16	10.67

Quarter Ended June 30, 2021 (beginning April 15, 2021)	$10.65	$10.00

The Company did not repurchase any shares of its common stock during its fourth fiscal quarter ended June 30, 2022.

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

ITEM 6: RESERVED

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 51 of this Form 10-K.

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

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts and net gains in the cash surrender value of bank owned life insurance. Other sources of non-interest income include net gain on securities transactions, net gain or loss on disposal of foreclosed assets and other income.

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

Impact of COVID-19 Outbreak

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). This was considered Round 1 of the PPP. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation. We subsequently obtained approval as a qualified SBA lender. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and included new funding for the PPP (Round 2). The PPP program ended in May 2021.

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. As of June 30, 2022, we had originated 109 PPP loans totaling $10.4 million. As of June 30, 2022, all of these PPP loans have been forgiven. As of June 30, 2022, we had no PPP loans outstanding.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act and COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP through January 1, 2022. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs. As of June 30, 2022, we had granted short-term payment deferrals on 56 loans, totaling approximately $20.0 million in aggregate principal amount. As of June 30, 2022, all of these loans have returned to normal payment status.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our 119-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. The following are the key elements of our business strategy:

Increase our commercial real estate lending into the higher growth Southeastern Wisconsin market. As a result of our recent efforts to better balance the overall loan portfolio between commercial and non-commercial lending and expansion into the Southeastern Wisconsin market, including the Milwaukee metropolitan area, our commercial real estate loans, including multifamily loans, increased to $114.5 million, or 61.0% of our loan portfolio, at June 30, 2022, compared to $69.4 million, or 47.3% of our loan portfolio, at June 30, 2021. We intend to retain our presence as a commercial real estate lender (which includes multifamily loans) in our market area and seek to expand our market share in existing and other growth markets in Southeastern Wisconsin, including Milwaukee. We intend to continue to build relationships with small and medium-sized businesses and high net worth individuals in these market areas focusing on lending to manufacturing, wholesale distribution and professional service businesses. We also intend to increase our Southeastern Wisconsin presence by using the capital raised in our stock offering to hire experienced local commercial real estate lenders with credit skills that fit well with our focus on asset quality, as well as possibly expand our branch network, either through acquisitions or organically, in Southeastern Wisconsin. We believe the additional capital raised in the offering will enable us to increase our originations of commercial real estate loans and related lending limits, which will enable us to originate larger loans to new and existing customers. Given their larger balances and the complexity of the underlying collateral, commercial real estate and multifamily real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and multifamily real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Furthermore, the significant loan growth may require an increase in our provision for loan losses as the portfolio growth continues to outpace the growth in our allowance for loan losses.

Continue to originate and sell certain residential real estate loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended June 30, 2022, we originated and sold $16.8 million of one- to four-family residential real estate loans held for sale for gains on sale of loans of $308,000. These amounts are significantly below 2021’s activity due to the increase in market interest rates over the past year. We intend to continue to sell in the secondary market most of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate for fee income that enhances our non-interest income and mitigates the risks associated with changes in market interest rates that may adversely impact our interest income.

Increase our share of lower-cost core deposit growth. We have made a concerted effort to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. We have also made significant investments in our technology-based products. For example, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers. This has had the dual effect of reducing our concentration of certificates of deposit to approximately 31.9% at June 30, 2022 from 35.4% of total deposits at June 30, 2021, while growing our core deposits to $128.1 million at June 30, 2022 from $112.7 million at June 30, 2021. We intend to continue our focus on core deposit growth by offering our retail and commercial customers a full selection of deposit-related services, and making further investments in technology so that we can deliver high-quality, innovative products and services to our customers.

Manage credit risk to maintain a low level of non-performing assets. We believe that credit risk management is paramount to our long-term success. Over the past several years, we have invested significantly in both personnel and software to effectively manage our portfolio, and we have considerably enhanced our controls. We have established an experienced commercial credit team and we have implemented well-defined policies, a thorough and efficient loan underwriting process, and active credit monitoring. As a result of our continued focus on credit risk management, our non-performing loans to total loans was 0.06% and 0.12% as of June 30, 2022 and June 30, 2021, respectively. We intend to continue to support our investment in our commercial credit department as we grow our loan portfolio in the future.

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

Anticipated Increase in Non-interest Expense

Our non-interest expense is expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the implementation of the Company’s 2022 Equity Incentive Plan.

Summary of Significant Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our audited consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these audited consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies and estimates. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The following represent our significant accounting estimates:

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At June 30, 2022 and 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2022.

	At June 30,
	2022	2021

	(In thousands)
Selected Financial Condition Data:
Total assets	$220,019	$213,627
Cash, cash equivalents and interest-bearing deposits in other financial institutions	10,373	48,111
Debt securities available for sale	10,617	10,910
Debt securities held to maturity	532	709
Loans receivable, net	185,630	144,169
Federal Home Loan Bank stock, at cost	323	262
Bank owned life insurance	9,193	5,969
Premises and equipment, net	1,676	1,850
Deferred tax asset	97	270
Deposits	188,100	171,956
PPPLF Funding	—	10,372
Stockholders' Equity	30,743	29,849

	For the Years
	Ended June 30,
	2022	2021

	(In thousands)
Selected Operating Data:
Interest income	$7,157	$6,484
Interest expense	948	1,091
Net interest income	6,209	5,393
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,209	5,393
Non-interest income	1,118	1,896
Non-interest expense	5,555	5,438
Income before income taxes	1,772	1,851
Income tax expense	437	478
Net income	$1,335	$1,373

	At or For the Years
	Ended June 30,
	2022	2021
Performance Ratios:
Return on average assets	0.62%	0.73%
Return on average equity	4.90%	6.14%
Interest rate spread (1)	2.99%	2.99%
Net interest margin (2)	3.09%	3.10%
Non-interest expenses to average assets	2.59%	2.90%
Efficiency ratio (3)	75.82%	74.61%
Average interest-earning assets to average interest-bearing liabilities	123.40%	117.93%

Capital Ratios (4):
Average equity to average assets	12.69%	11.88%
Tier 1 capital to average assets	12.17%	12.47%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.17%	1.49%
Allowance for loan losses as a percentage of non-performing loans	1,908.70%	1,228.09%
Net recoveries to average outstanding loans during the year	0.01%	0.38%
Non-performing loans as a percentage of total loans	0.06%	0.12%
Non-performing loans as a percentage of total assets	0.05%	0.08%
Total non-performing assets as a percentage of total assets	0.05%	0.08%

Other:
Number of offices	4	4
Number of full-time equivalent employees	35	36

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank only. As of June 30, 2022 and 2021, the Bank elected to adopt the Community Bank Leverage Ratio Framework.

Comparison of Financial Condition at June 30, 2022 and June 30, 2021

Total Assets. Total assets increased $6.4 million, or 3.0%, to $220.0 million at June 30, 2022 from $213.6 million at June 30, 2021. The increase was primarily due to an increase of $41.4 million, or 28.8%, in net loans and an increase in the cash surrender value of life insurance of $3.2 million or 54.0% which was offset by a decrease in cash and cash equivalents of $37.6 million or 81.7%.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $37.6 million, or 81.7%, to $8.4 million at June 30, 2022 from $46.0 million at June 30, 2021 due to the use of cash to fund loan originations, the purchase of $3.5 million of corporate bonds in our debt securities available for sale portfolio and the purchase of an additional $3.0 million of bank owned life insurance.

Debt Securities Available for Sale. Total debt securities available for sale decreased $293,000, or 2.7%, to $10.6 million at June 30, 2022 from $10.9 million at June 30, 2021. The decrease was primarily due to a decrease of $2.0 million in mortgage-backed securities and $819,000 in state and municipal obligations as a result of paydowns and maturities, offset by the purchase of $3.5 million in corporate bonds.

Debt Securities Held to Maturity. Total debt securities held to maturity decreased $177,000, or 24.9%, to $532,000 at June 30, 2022 from $709,000 at June 30, 2021. The decrease was primarily due to a decrease in mortgage-backed securities as a result of paydowns and maturities.

Net Loans. Net loans increased $41.4 million, or 28.8%, to $185.6 million at June 30, 2022 from $144.2 million at June 30, 2021. The increase was due to a $28.5 million, or 54.6%, increase in commercial real estate loans to $80.6 million at June 30, 2022 from $52.1 million at June 30, 2021 and an increase in multifamily loans of $16.6 million, or 96.6%, to $33.9 million at June 30, 2022 from $17.3 million at June 30, 2021. One-to four-family residential mortgage loans also increased by $3.5 million, or 7.2%, to $51.9 million at June 30, 2022 from $48.4 million at June 30, 2021. Construction loans also increased by $2.6 million, or 32.5%, to $10.6 million at June 30, 2022 from $8.0 million at June 30, 2021. Commercial and industrial loans (including Paycheck Protection Program Loans) decreased by $10.5 million, or 54.5%, to $8.8 million at June 30, 2022 from $19.3 million at June 30, 2021 due to the repayment by the SBA of forgiven PPP loans. The increase in commercial and multifamily real estate loans was primarily due to our strategy to enhance our commercial lending in Southeastern Wisconsin. The increase in one- to four-family residential mortgage loans was due to additional growth with respect to adjustable-rate one-to four-family residential loans. Construction loans increased due to an increase in our construction loan participations.

Deposits. Total deposits increased $16.1 million, or 9.4%, to $188.1 million at June 30, 2022 from $172.0 million at June 30, 2021. The increase in deposits reflected an increase in demand, NOW and money market accounts of $13.4 million, or 30.2%, to $57.8 million at June 30, 2022 from $44.4 million at June 30, 2021 and an increase in savings accounts of $1.9 million, or 4.3%, to $46.6 million at June 30, 2022 from $44.7 million at June 30, 2021. Certificates of deposit also increased by $769,000, or 1.3%, to $60.0 million at June 30, 2022 from $59.2 million at June 30, 2021. The increase in all deposit accounts was related to new customers.

Borrowings. Our borrowings from the Federal Reserve PPP Liquidity Facility to fund our PPP loans decreased by $10.4 million, or 100%, to $0 at June 30, 2022 from $10.4 million at June 30, 2021 due to the repayment by the SBA of forgiven PPP loans and subsequent paydown of the related borrowings.

Stockholders’ Equity. Total stockholders’ equity increased by $893,000, or 3.0%, to $30.7 million at June 30, 2022 from $29.8 million at June 30, 2021. The increase was primarily due to net income of $1.3 million offset by an increase in accumulated other comprehensive loss of $490,000 during the year ended June 30, 2022 as a result of an increase in market interest rates.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale. Deferred loan fees accreted to interest income totaled $536,000 and $429,000 for the years ended June 30, 2022 and 2021, respectively.

	For the Year Ended June 30,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		Balance	Interest

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$154,982	$6,266	4.04%	$119,103	$5,700	4.79%
PPP loans	958	493	51.57%	7,964	390	4.90%
Debt securities	12,355	331	2.68%	14,122	362	2.56%
Cash and cash equivalents	32,201	61	0.19%	32,394	20	0.06%
Other	277	6	2.17%	262	12	4.58%
Total interest-earning assets	200,773	7,157	3.57%	173,845	6,484	3.73%
Noninterest-earning assets	13,993			13,534
Total assets	$214,766			$187,379
Interest-bearing liabilities:
Demand, NOW and money market deposits	$55,676	213	0.38%	$41,737	146	0.35%
Savings deposits	46,069	67	0.15%	41,824	60	0.14%
Certificates of deposit	59,689	661	1.11%	50,233	843	1.68%
Total interest-bearing deposits	161,434	941	0.58%	133,794	1,049	0.78%
FHLB advances and other borrowings	—	—	—%	6,441	19	0.29%
PPP Liquidity Facility borrowings	1,272	7	0.55%	7,181	23	0.32%
Total interest-bearing liabilities	162,706	948	0.58%	147,416	1,091	0.74%
Non-interest-bearing demand deposits	23,684			16,482
Other non-interest-bearing liabilities	1,130			1,216
Total liabilities	187,520			165,114
Total stockholders' equity	27,246			22,265
Total liabilities and stockholders' equity	$214,766			$187,379
Net interest income		$6,209			$5,393
Net interest rate spread (1)			2.99%			2.99%
Net interest-earning assets (2)	$38,067			$26,429
Net interest margin (3)			3.09%			3.10%
Average interest-earning assets to interest-bearing liabilities	123.40%			117.93%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended June 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,717	$(1,151)	$566
PPP loans	(343)	446	103
Debt securities	(45)	14	(31)
Cash and cash equivalents	—	41	41
Other	1	(7)	(6)
Total interest-earning assets	1,330	(657)	673
Interest-bearing liabilities:
Demand, NOW and money market deposits	49	18	67
Savings deposits	6	1	7
Certificates of deposit	159	(341)	(182)
Total interest-bearing deposits	214	(322)	(108)
FHLB advances and other borrowings	(19)	—	(19)
PPP Liquidity Facility borrowings	(19)	3	(16)
Total interest-bearing liabilities	176	(319)	(143)
Change in net interest income	$1,154	$(338)	$816

Comparison of Operating Results for the Years Ended June 30, 2022 and 2021

General. Net income was $1.3 million for the year ended June 30, 2022, a decrease of $38,000, or 2.8%, from net income of $1.4 million for the year ended June 30, 2021. The decrease in net income for the year ended June 30, 2022 was primarily attributed to a decrease in non-interest income of $777,000 and an increase in non-interest expenses of $118,000, offset by an increase in net interest income of $816,000. The provision for income taxes decreased $40,000.

Interest Income. Interest income increased by $673,000, or 10.4%, to $7.2 million for the year ended June 30, 2022 from $6.5 million for the year ended June 30, 2021, primarily due to increases in loan interest income and cash and cash equivalents interest income which was offset by a decrease in debt securities interest income.

Loan interest income increased by $669,000, or 11.0%, to $6.8 million for the year ended June 30, 2022 from $6.1 million for the year ended June 30, 2021, due to an increase in the average balance of the loan portfolio, offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $35.9 million, or 30.1%, from $119.1 million for the year ended June 30, 2021 to $155.0 million for the year ended June 30, 2022. The increase in the average balance of loans was due to our continued efforts to increase commercial and multifamily real estate loans in Southeastern Wisconsin. The average balance of PPP loans decreased due to the repayment by the SBA of forgiven PPP loans. There were no outstanding PPP loans as of June 30, 2022. The average yield on the loan portfolio (excluding PPP loans) decreased 75 basis points from 4.79% for the year ended June 30, 2021 to 4.04% for the year ended June 30, 2022. The decrease in the average yield on loans (excluding PPP loans) was primarily due to new loans being booked at low market interest rates prior to the recent increases in market interest rates approved by the Federal Reserve. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $483,000 during the year ended June 30, 2022 on the forgiven PPP loans repaid by the SBA compared to $404,000 for the year ended June 30, 2021.

Debt securities interest income decreased $31,000, or 8.6%, to $331,000 for the year ended June 30, 2022 from $362,000 for the year ended June 30, 2021 due to a decrease of $1.8 million in the average balance of the debt securities portfolio which was offset by a 12 basis points increase in the average yield on the debt securities portfolio to 2.68% for the year ended June 30, 2022 from 2.56% for the year ended June 30, 2021. The decrease in the average balance of the debt securities portfolio was primarily due to securities paydowns which was offset by the purchase of $3.5 million in corporate bonds during the year ended June 30, 2022. The increase in the average yield on the debt securities portfolio was due to higher interest rates on the $3.5 million in corporate bonds purchased partially offset by the decrease in average yield of our collateralized mortgage obligations with inverse floating rates.

Cash and cash equivalent interest income increased by $41,000, or 205.0%, to $61,000 for the year ended June 30, 2022 as compared to $20,000 for the year ended June 30, 2021. The average yield increased to 0.19% for the year ended June 30, 2022 from 0.06% for the year ended June 30, 2021, while the average balance of cash and cash equivalents decreased slightly from $32.4 million for the year ended June 30, 2021 to $32.2 million for the year ended June 30, 2022. The increase in the average yield on cash and cash equivalents was primarily due to higher average rates earned on federal funds sold, as a result of the increase in market interest rates since June 30, 2021.

Interest Expense. Interest expense decreased $143,000, or 13.2%, to $948,000 for the year ended June 30, 2022 from $1.1 million for the year ended June 30, 2021, due to a decrease of $108,000 in interest paid on deposits and a decrease of $35,000 in interest paid on borrowings.

Interest expense on deposits decreased $108,000, or 12.8%, to $941,000 for the year ended June 30, 2022 from $1.0 million for the year ended June 30, 2021 due to a decrease in interest expense on certificates of deposit which was offset by an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). Interest expense on certificates of deposit decreased $182,000, or 21.6%, to $661,000 for the year ended June 30, 2022 from $843,000 for the year ended June 30, 2021 due to a decrease in the average rate paid on certificates of deposit which was offset by an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased 57 basis points to 1.11% for the year ended June 30, 2022 from 1.68% for the year ended June 30, 2021 primarily due to higher rate certificates of deposit becoming due and reinvested at lower rates and the purchase of lower rate brokered certificates of deposit. The average balance of certificates of deposit increased by $9.5 million to $59.7 million, for the year ended June 30, 2022 compared to the year ended June 30, 2021 due to the purchase of $15.1 million in brokered certificates of deposit in March 2021 and an increase in new customers added by the Bank. Interest expense on interest-bearing core deposits increased by $74,000, or 35.9%, to $280,000 for the year ended June 30, 2022 from $206,000 for the year ended June 30, 2021. The average rate paid on our interest-bearing core deposits was 0.28% for the year ended June 30, 2022 compared to 0.25% for the year ended June 30, 2021. The average balance of our interest-bearing core deposits increased by $18.2 million during the year ended June 30, 2022 compared to the year ended June 30, 2021 and was related to new customers.

Net Interest Income. Net interest income increased $816,000, or 15.1%, to $6.2 million for the year ended June 30, 2022 from $5.4 million for the year ended June 30, 2021 due to an increase in net interest-earning assets. The net interest rate spread remained the same at 2.99% for the years ended June 30, 2022 and 2021. Also included in net interest income for the year ended June 30, 2022 was the recognition of deferred fee income of $483,000 on the forgiven PPP loans repaid by the SBA compared to $404,000 for the year ended June 30, 2021. Net interest-earning assets increased by $11.7 million, or 44.0%, to $38.1 million for the year ended June 30, 2022 from $26.4 million for the year ended June 30, 2021. The net interest margin decreased one basis point to 3.09% for the year ended June 30, 2022 from 3.10% for the year ended June 30, 2021. Even though the net interest rate spread and net interest margin remained relatively unchanged when comparing the years ended June 30, 2022 with 2021, there were several components within the calculation that changed. The average yield on interest-earning assets decreased by 16 basis points while the average rate on interest-bearing liabilities decreased by 16 basis points. The decrease in the average yield on interest earning assets was primarily due to a decrease in the average yield on the loan portfolio (excluding PPP loans) of 75 basis points. The decrease in the average rate paid on interest-bearing liabilities is primarily due to higher rate certificates of deposit becoming due and reinvested at lower rates and the purchase of lower rate brokered certificates of deposit.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. At June 30, 2022 and June 30, 2021, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

After an evaluation of these factors, we recorded no provision for loan losses for the years ended June 30, 2022 or 2021. Our allowance for loan losses was $2.2 million at June 30, 2022 and 2021, respectively. The allowance for loan losses to total loans was 1.17% at June 30, 2022 and 1.49% at June 30, 2021. We recorded net recoveries of $9,000 for the year ended June 30, 2022 and net recoveries of $486,000 for the year ended June 30, 2021. Non-performing assets decreased to $115,000, or 0.05% of total assets, at June 30, 2022, compared to $178,000, or 0.08% of total assets, at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022. However, future changes in the factors described herein, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$165	$168	$(3)	(1.8)%
Mortgage banking	689	1,527	(838)	(54.9)%
Increase in cash surrender value of BOLI	225	165	60	36.4%
Gain on sale of foreclosed real estate	—	11	(11)	100.0%
Net gain on securities transactions	14	—	14	100.0%
Other	25	25	—	—%
Total non-interest income	$1,118	$1,896	$(778)	(41.0)%

Non-interest income decreased by $778,000 to $1.1 million for the year ended June 30, 2022 from $1.9 million for the year ended June 30, 2021 due primarily to a decrease in mortgage banking income. Mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) decreased by $838,000 as we sold $16.8 million of mortgage loans into the secondary market during the year ended June 30, 2022 compared to $50.6 million of such sales during the year ended June 30, 2021 due to an increase in market rates, which resulted in decreased demand for mortgage loan refinancing.

Non-Interest Expenses. Non-interest expenses information is as follows.

	Year Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,135	$3,345	$(210)	8.7%
Occupancy and equipment	711	671	40	6.0%
Data processing and office	394	463	(69)	(14.9)%
Professional fees	657	367	290	79.0%
Marketing expenses	78	63	15	23.8%
Debit card expenses	78	89	(11)	(12.4)
Directors fees	68	78	(10)	(12.8)
Other	435	362	73	20.2%
Total non-interest expenses	$5,556	$5,438	$118	2.2%

Non-interest expenses were $5.6 million for the year ended June 30, 2022 as compared to $5.4 million for the year ended June 30, 2021. Professional fees increased $290,000 primarily due to costs associated with being a public company including but not limited to preparing and filing the required periodic reports with the Securities and Exchange Commission. Salaries and employee benefits decreased $210,000 due primarily to a reduction in health insurance expense.

Income Tax Expense. Income tax expense was $437,000 for the year ended June 30, 2022 as compared to $478,000 for the year ended June 30, 2021. The effective tax rate was 24.7% for the year ended June 30, 2022 as compared to 25.8% for the year ended June 30, 2021. The decrease in the effective tax rate was a result of an increase in earnings on bank owned life insurance.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2022, we had a $77.4 million line of credit (subject to providing additional collateral) with the Federal Home Loan Bank of Chicago, and had no borrowings outstanding as of that date. Under the Federal Reserve PPP Liquidity Facility program, we had no borrowings to fund PPP loans as of June 30, 2022 compared to borrowings of $10.4 million to fund PPP loans as of June 30, 2021, which were secured by an equal amount of PPP loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $826,000 and $1.0 million for the years ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $44.2 million for the year ended June 30, 2022 compared to $20.8 million for the year ended June 30, 2021. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings and net proceeds from our common stock offering, was $5.8 million and $41.6 million for the years ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 15 in the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2022, we had outstanding commitments to originate loans of $10.7 million, and outstanding commitments to sell loans of $696,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2022 totaled $25.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

To the Board of Directors and

Stockholders of Marathon Bancorp, Inc.

Wausau, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Bancorp, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bonadio & Co., LLP

Syracuse, New York

September 28, 2022

Marathon Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2022 and 2021

	June 30,
	2022	2021
Assets
Cash and due from banks	$2,418,041	$1,989,643
Federal funds sold	6,010,000	44,059,000
Cash and cash equivalents	8,428,041	46,048,643
Interest bearing deposits held in other financial institutions	1,945,073	2,062,463
Debt securities available for sale	10,617,238	10,909,764
Debt securities held to maturity, at amortized cost (fair value $419,000 and $770,438)	532,363	708,949
Loans, net of allowance of $2,195,050 and $2,186,182, respectively	185,629,872	144,169,318
Interest receivable	565,929	552,516
Investment in restricted stock, at cost	323,000	262,200
Cash surrender value life insurance	9,193,315	5,968,734
Premises and equipment, net	1,676,060	1,849,917
Deferred tax asset	96,820	269,715
Other assets	1,010,869	825,081
Total assets	$220,018,580	$213,627,300
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$23,698,115	$23,633,008
Interest bearing	164,402,333	148,323,109
Paycheck protection program lending facility (PPPLF) funding	—	10,372,148
Other liabilities	1,175,565	1,449,884
Total liabilities	189,276,013	183,778,149
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,269,700 and 2,229,497
shares issued and outstanding at June 30, 2022 and 2021	22,295	22,295
Additional paid-in capital	8,487,400	8,484,019
Retained earnings	23,423,432	22,088,669
Unearned ESOP shares, at cost	(821,531)	(866,499)
Accumulated other comprehensive (loss) income	(369,029)	120,667
Total stockholders' equity	30,742,567	29,849,151
Total liabilities and stockholders' equity	$220,018,580	$213,627,300

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Income

For the Years ended June 30, 2022 and 2021

	June 30,
	2022	2021
Interest Income
Loans, including fees	$6,758,834	$6,090,126
Debt securities	331,106	361,565
Other	67,202	32,463
Total interest income	7,157,142	6,484,154
Interest Expense
Deposits	940,953	1,049,621
Borrowings and other	6,814	41,606
Total interest expense	947,767	1,091,227
Net Interest Income	6,209,375	5,392,927
Provision for Loan Losses	—	—
Net Interest Income After Provision for Loan Losses	6,209,375	5,392,927
Non-Interest Income
Service charges on deposit accounts	165,495	168,016
Mortgage banking income	689,334	1,527,087
Increase in cash value of life insurance	224,580	164,667
Net gain on securities transactions	14,000	—
Gain on sale of foreclosed assets	—	10,840
Other income	24,938	25,051
Total non-interest income	1,118,347	1,895,661
Non-Interest Expenses
Salaries and employee benefits	3,135,242	3,345,057
Occupancy and equipment expenses	710,842	670,954
Data processing and office	393,768	463,131
Professional fees	656,954	366,526
Marketing expenses	77,626	62,586
Debit card expenses	78,142	89,347
Directors fees	67,900	78,400
Other expenses	435,103	361,808
Total non-interest expenses	5,555,577	5,437,809
Income Before Income Taxes	1,772,145	1,850,779
Provision for Income Taxes	437,382	477,720
Net Income	$1,334,763	$1,373,059

Net income per common shares-basic and diluted	$ 0.62	$ 0.64
Weighted average number of common shares outstanding-basic and diluted	2,145,095	2,142,474

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2022 and 2021

	June 30,
	2022	2021
Net Income	$1,334,763	$1,373,059
Other comprehensive (loss) income
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(682,767)	(100,981)
Tax effect	186,050	26,851
Net amount	(496,717)	(74,130)

Reclassification adjustment for gains included in net income (b)	(14,000)	—
Tax effect	3,815	—
Net amount	(10,185)	—

Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	17,206	128,072
Other comprehensive (loss) income	(489,696)	53,942
Comprehensive Income	$845,067	$1,427,001

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

(b)  The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gains on Securities

Transactions.

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2022 and 2021

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2020	$—	$—	$—	$20,715,610	$—	$66,725	$20,782,335
Proceeds from issuance of common stock net of $1.4 million in offering costs	—	22,295	8,483,682	—	—	—	8,505,977
Net income	—	—	—	1,373,059	—	—	1,373,059
Purchase of 87,397 ESOP shares	—	—	—	—	(873,970)	—	(873,970)
ESOP shares committed to be released (747 shares)	—	—	337	—	7,471	—	7,808
Other comprehensive income	—	—	—	—	—	53,942	53,942
Balance, June 30, 2021	—	22,295	8,484,019	22,088,669	(866,499)	120,667	29,849,151
Net income	—	—	—	1,334,763	—	—	1,334,763
ESOP shares committed to be released (4,497 shares)	—	—	3,381	—	44,968	—	48,349
Other comprehensive loss	—	—	—	—	—	(489,696)	(489,696)
Balance, June 30, 2022	$—	$22,295	$8,487,400	$23,423,432	$(821,531)	$(369,029)	$30,742,567

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2022 and 2021

	June 30,
	2022	2021
Operating Activities
Net income	$1,334,763	$1,373,059
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	207,951	207,351
Provision for loan losses	—	—
Amortization of deferred loan fees	(535,665)	(429,082)
ESOP expense	48,349	7,808
Net amortization of discounts and premiums on debt securities	119,555	132,600
Net gain on sale of loans	(308,444)	(1,046,851)
Realized gain on available for sale debt securities	(14,000)	—
Net gain on foreclosed assets	—	(10,840)
Net change in deferred taxes	362,678	458,420
Earnings on cash value of life insurance	(224,580)	(164,667)
Increase in interest receivable	(13,413)	(52,776)
Originations of loans held for sale	(16,779,892)	(50,642,912)
Proceeds from loans held for sale	17,088,336	51,689,763
Net change in other assets	(185,787)	(461,726)
Net change in other liabilities	(274,319)	(28,213)
Net Cash from Operating Activities	825,532	1,031,934
Investing Activities
Net change in interest-bearing deposits in other financial institutions	117,390	(117,913)
Purchase of debt securities available for sale	(3,500,000)	(1,112,500)
Proceeds from sales, maturities, and repayments of debt securities available for sale	2,987,332	4,979,796
Proceeds from maturities and calls of debt securities held to maturity	196,744	2,257,018
Purchase of bank owned life insurance	(3,000,000)	—
Net increase in restricted stock	(60,800)	—
Net change in loans	(40,924,889)	(26,821,343)
Proceeds from sale of foreclosed assets	—	74,920
Purchases of property and equipment	(34,094)	(88,471)
Net Cash used in Investing Activities	(44,218,317)	(20,828,493)
Financing Activities
Net cash proceeds from common stock offering	—	8,505,977
Purchase of ESOP shares	—	(873,970)
Net change in deposits	16,144,331	37,941,198
Repayments of FHLB advances	—	(8,000,000)
Borrowings (Repayments) of PPPLF funding, net	(10,372,148)	3,997,250
Net Cash from Financing Activities	5,772,183	41,570,455
Net Change in Cash and Cash Equivalents	(37,620,602)	21,773,896
Cash and Cash Equivalents, Beginning of Year	46,048,643	24,274,747
Cash and Cash Equivalents, End of Year	$8,428,041	$46,048,643
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$944,133	$1,073,861
Taxes	79,000	10,000

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Note 1 -     Significant Accounting Policies

Basis of Presentation and Nature of Operations

Marathon Bancorp, Inc. (the “Company”) is a Maryland chartered mid-tier stock holding company and was formed in connection with the conversion of Marathon Bank (the “Bank”) from a mutual to the mutual holding company form of organization in April 2021, and it is a subsidiary of Marathon MHC (the “Mutual Holding Company”), a Wisconsin chartered mutual holding company. The Mutual Holding Company received 1,226,223 shares, or 55.0%, of the Company’s issued stock at the time of the reorganization. In connection with the reorganization, Marathon Bancorp, Inc. sold 1,003,274 shares of common stock to the public at $10.00 per share, representing 45.0% of its outstanding shares of common stock at the time of the reorganization. The stock offering resulted in gross proceeds of $10.0 million, net of offering expenses of $1.4 million, resulting in net proceeds of $8.5 million. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Marathon Bank is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

Purchase premiums and discounts are recognized in interest income using the interest method to the call date or over the terms of the securities, if there is no call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For a debt security transferred into the held to maturity category from the available for sale category, the unrealized holding gain or loss at the date of the transfer is reported in accumulated other comprehensive income and amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment. This guidance specifies that (a) if the Company does not have the intent to sell a debt security prior to recovery, and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Investments in Restricted Stock

Investments in restricted stock consist of Federal Home Loan Bank stock. The Bank, as a member of the Federal Home Loan Bank System, is required to hold a specific number of shares of capital stock in the Federal Home Loan Bank of Chicago. Since ownership of this stock is restricted, the stock is carried at cost and evaluated periodically for impairment. The carrying amount of the Bank’s investment in Federal Home Loan Bank stock was $323,000 and $262,200 as of  June 30, 2022 and 2021.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

See Note 17.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Company had $78,000 and $131,000 of loans held for sale as of  June 30, 2022 and 2021, included in net loans on the consolidated balance sheet.

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

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs associated with loans are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan.

Allowance for Loan Losses

The allowance for loan losses established as losses is estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions (including COVID-19);  changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $0 and $0  at June 30, 2022 and June 30, 2021, respectively. There were no foreclosed assets at June 30, 2022 and 2021.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others was approximately $85,493,000 and $80,628,000 as of June 30, 2022 and 2021, respectively. The Company had a mortgage servicing right asset of $790,482 and $601,843 as of June 30, 2022 and 2021, included in other assets on the consolidated balance sheets.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2022 and 2021, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

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

Advertising Costs

Advertising costs are expensed as incurred. Such costs were $77,626 and $62,586 for the years ended June 30, 2022 and 2021, respectively.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

in exchange for the award.  Compensation costs related to the Employee Stock Ownership Plan are dependent upon the average stock price and the shares committed to be released to plan participants through the period in which income is reported.

Earnings per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. During the years ended June 30, 2022 and 2021, the Company had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Set forth below is the calculation of earnings per share. See Note 13 of the Notes to Consolidated Financial Statements.

	Years Ended June 30,
	2022	2021

Net income applicable to common stock	$1,334,763	$1,373,059

Average number of shares outstanding	2,229,497	2,229,497
Less: Average unallocated ESOP shares	84,402	87,023

Average number of common shares outstanding used to calculate basic earnings per share	2,145,095	2,142,474

Earnings per common share:
Basic	$0.62	$0.64
Diluted	0.62	0.64

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

The Company adopted ASU 2016-02 on July 1, 2022 using the optional transition method. The Company also elected the following practical expedients: the package of practical expedients, combining lease and nonlease components by class of underlying asset, and using hindsight in determining the lease terms. The adoption of this standard resulted in the recording of a ROU asset and lease liability of $698,837 as of July 1, 2022 for the Company’s five operating lease obligations. The

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

adoption of this standard did not have a material impact on the Company’s operations, cash flows or capital ratios, nor did it cause the Company to no longer be well capitalized.

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

Note 2 -     Restrictions on Cash and Due from Banks

Based on the type and amount of deposits received, the Bank must maintain an appropriate cash reserve in accordance with Federal Reserve Bank reserve requirements. The total of those reserve requirements were satisfied by vault cash as of June 30, 2022 and 2021.

Note 3 -     Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of June 30, 2022 and 2021, consists of the following:

	June 30,
	2022	2021
Available for sale debt securities, at fair value	$10,617,238	$10,909,764
Held to maturity debt securities, at amortized cost	532,363	708,949
	$11,149,601	$11,618,713

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$1,050,034	$25,395	$(7,523)	$1,067,906
Mortgage-backed	2,825,546	27,189	(113,681)	2,739,054
Corporate bonds	7,178,367	—	(368,089)	6,810,278
	$11,053,947	$52,584	$(489,293)	$10,617,238
Held to maturity debt securities
Mortgage-backed	$532,363	$—	$(113,363)	$419,000

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$1,830,603	$60,403	$(3,999)	$1,887,007
Mortgage-backed	4,557,465	165,976	(11,873)	4,711,568
Corporate bonds	4,261,638	79,251	(29,700)	4,311,189
	$10,649,706	$305,630	$(45,572)	$10,909,764
Held to maturity debt securities
Mortgage-backed	$708,949	$61,489	$—	$770,438

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and 2021:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$(6,144)	$688,504	$(1,379)	$58,621	$(7,523)	$747,125
Mortgage-backed	(98,106)	2,421,426	(15,575)	101,977	(113,681)	2,523,403
Corporate bonds	(302,991)	5,791,516	(65,098)	1,018,762	(368,089)	6,810,278
	$(407,241)	$8,901,446	$(82,052)	$1,179,360	$(489,293)	$10,080,806
Held to maturity debt securities
Mortgage-backed securities	$(113,363)	$419,000	$—	$—	$(113,363)	$419,000

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2021
Available for sale debt securities
States and municipalities	$—	$—	$(3,999)	$91,001	$(3,999)	$91,001
Mortgage-backed	(3,760)	181,380	(8,113)	159,437	(11,873)	340,817
Corporate bonds	(29,700)	1,080,463	—	—	(29,700)	1,080,463
	$(33,460)	$1,261,843	$(12,112)	$250,438	$(45,572)	$1,512,281
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

There were 58 securities in an unrealized loss position in the less than 12-month category and six securities in the over 12-month category at June 30, 2022. There were four securities in an unrealized loss position in the less than 12 months category and five securities in the over 12-month category at June 30, 2021. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2022, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2022
Due in one year or less	$170,000	$168,670	$—	$—
Due from more than one to five years	4,478,401	4,329,548	—	—
Due from more than five to ten years	3,580,000	3,379,966	—	—
	8,228,401	7,878,184	—	—
Mortgage-backed securities	2,825,546	2,739,054	532,363	419,000
	$11,053,947	$10,617,238	$532,363	$419,000

Securities with a carrying value of approximately $667,000 and $1,118,000 as of June 30, 2022 and 2021, were pledged to secure public deposits and debt.

There were no sales of available for sale debt securities during the years ended June 30, 2022 and 2021.  The Company did recognize a gain of $14,000 on a bond that matured during the year ended June 30, 2022 related to a previous other than temporary impairment charge taken on this security.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Note 4 -     Loans

A summary of loans by major category follows:

	June 30, 2022	June 30, 2021
Commercial real estate	$80,603,153	$52,148,065
Commercial and industrial (1)	8,778,723	19,278,477
Construction	10,582,488	7,985,188
One-to-four-family residential	51,890,948	48,404,820
Multi-family real estate	33,944,903	17,268,048
Consumer	2,100,259	1,788,997
Total loans	187,900,474	146,873,595
Deferred loan fees	(75,552)	(518,095)
Allowance for loan losses	(2,195,050)	(2,186,182)
Loans, net	$185,629,872	$144,169,318
(1)	Paycheck protection loans represent $0 and $10,378,681 of the commercial and industrial loans as of June 30, 2022 and 2021.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). This was considered Round 1 of the PPP. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation. We subsequently obtained approval as a qualified SBA lender. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and included new funding for the PPP (Round 2). The PPP program ended in May 2021.

Commercial and industrial loans include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. As of June 30, 2022, we had originated 277 PPP loans totaling $18.4 million. As of June 30, 2022, all of these PPP loans have been forgiven. As of June 30, 2022, we had no PPP loans outstanding.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2022 and 2021, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of  June 30, 2022 and 2021:

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2022
Allowance for credit losses
Balance at beginning of year	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	8,868	—	8,868
Provisions	555,343	(124,832)	(4,620)	(145,444)	99,155	(13,163)	(366,439)	—
Balance at June 30, 2022	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,591,644	32,701	55,029	263,951	233,371	601	17,753	2,195,050
Balance at end of period	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Loans
Individually evaluated for impairment	$—	$—	$—	$193,385	$—	$—	$—	$193,385
Collectively evaluated for impairment	80,603,153	8,778,723	10,582,488	51,697,563	33,944,903	2,100,259	—	187,707,089
Balance at end of period	$80,603,153	$8,778,723	$10,582,488	$51,890,948	$33,944,903	$2,100,259	$—	$187,900,474

	Commercial	Commercial		One-to-Four	MultiFamily
June 30, 2021	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$274,997	$1,021,083	$43,858	$339,449	$10,057	$2,003	$8,530	$1,699,977
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	65,293	341,388	73,128	549	—	5,847	—	486,205
Provisions	696,011	(1,204,938)	(57,337)	69,397	124,159	(2,954)	375,662	—
Balance at June 30, 2021	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,036,301	157,533	59,649	409,395	134,216	4,896	384,192	2,186,182
Balance at end of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Loans
Individually evaluated for impairment	$223,983	$—	$—	$315,440	$—	$—	$—	$539,423
Collectively evaluated for impairment	51,924,082	19,278,477	7,985,188	48,089,380	17,268,048	1,788,997	—	146,334,172
Balance at end of period	$52,148,065	$19,278,477	$7,985,188	$48,404,820	$17,268,048	$1,788,997	$—	$146,873,595

The change in the allowance for loan loss balances from commercial and industrial, one-to-four-family residential and the unallocated allowance component to commercial real estate was primarily related to the improved cash flow position of certain loans and their compliance with all scheduled loan payments over the previous twelve months and the growth in the commercial real estate portfolio.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2022 and 2021, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2022
Commercial real estate	$79,214,378	$1,388,775	$—	$—	$80,603,153
Commercial and industrial	8,778,723	—	—	—	8,778,723
Construction	10,582,488	—	—	—	10,582,488
	$98,575,589	$1,388,775	$—	$—	$99,964,364

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2021
Commercial real estate	$51,924,082	$223,983	$—	$—	$52,148,065
Commercial and industrial	14,245,538	5,032,939	—	—	19,278,477
Construction	7,985,188	—	—	—	7,985,188
	$74,154,808	$5,256,922	$—	$—	$79,411,730

During the year ended June 30, 2022, we upgraded $3.4 million in commercial real estate loans and $1.6 million in commercial and industrial loans from watch to pass credit relationships due to improved cash flow position of these loans and their compliance with all scheduled loan payments over the previous six months.  Additionally, $242,000 in commercial real estate loans previously rated watch were paid off in full by the respective borrower.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of June 30, 2022 and 2021:

	Performing	Nonperforming	Total
June 30, 2022
One-to-four-family residential	$51,827,163	$63,785	$51,890,948
Multi-family real estate	33,944,903	—	33,944,903
Consumer	2,100,259	—	2,100,259
	$87,872,325	$63,785	$87,936,110

	Performing	Nonperforming	Total
June 30, 2021
One-to-four-family residential	$48,226,426	$178,394	$48,404,820
Multi-family real estate	17,268,048	—	17,268,048
Consumer	1,788,997	—	1,788,997
	$67,283,471	$178,394	$67,461,865

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of  June 30, 2022 and 2021 (excluding COVID-19 deferrals):

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	70,485	—	50,818	63,785
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$70,485	$—	$50,818	$63,785

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2021
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	30,165	3,635	—	178,394
Multi-family real estate	—	—	—	—
Consumer	15,119	—	—	—
Total	$45,284	$3,635	$—	$178,394

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

The following table summarizes individually impaired loans by class of loans as of  June 30, 2022 and 2021:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2022
With no related allowance recorded
One-to-four-family residential	$193,385	$193,385	$—	$199,080	$13,428
	$193,385	$193,385	$—	$199,080	$13,428

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
One-to-four-family residential	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—
(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2021
With no related allowance recorded
Commercial real estate	$223,983	$242,050	$—	$228,710	$14,628
One-to-four-family residential	315,440	355,019	—	334,581	20,763
	$539,423	$597,069	$—	$563,291	$35,391

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial real estate	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
	$—	$—	$—	$—	$—

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

Impaired loans include loans modified in troubled debt restructuring (TDR) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

There were no loans modified in TDR during the years ended June 30, 2022 and 2021. The Company has made no commitments to lend additional funds on restructured loans.

The balance of PPP loans, and accordingly the balance of the PPPLF advances, was $0 and $10,378,681 as of June 30, 2022 and 2021, respectively. The Company generated $0 and $628,000 in processing fees related to these loans during the years ended June 30, 2022 and 2021, respectively. These amounts will be recognized as income over the life of the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. Deferred fee income of $483,484 and $404,038 was recognized during the years ended June 30, 2022 and 2021, respectively.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must have made a policy election, which applies to any COVID-19 modification made between March 1, 2020 and January 1, 2022. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Company has received requests to modify loans, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, 100% were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of June 30, 2022, all of these loans have returned to normal payment status and we do not anticipate any additional modifications going forward.

Note 5 -     Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2022	2021
Land and land improvements	$731,934	$716,100
Buildings	1,990,618	1,998,952
Leasehold improvements	395,995	395,995
Furniture, fixtures, and equipment	1,400,272	1,408,345
Vehicles	27,658	27,658
	4,546,477	4,547,050
Less accumulated depreciation	(2,870,417)	(2,697,133)
	$1,676,060	$1,849,917

Depreciation expense totaled $207,951 and $207,351 for the years ended June 30, 2022 and 2021, respectively.

The Company leases two branch locations under various long-term lease agreements. The leases expire in 2027 and 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Future minimum lease payments are as follows:

Years Ending June 30,
2023	$100,126
2024	76,248
2025	58,056
2026	60,422
2027	56,375
$351,227

Rent expense, including executory costs when included in lease payments, is included in occupancy expense and was $97,172 and $100,564 for the years ended June 30, 2022 and 2021, respectively.

Note 6 -     Cash Surrender Value Life Insurance

The Company is the owner and the beneficiary of life insurance policies on certain directors and officers of the Company, with aggregate death benefits of approximately $19,400,000 as of June 30, 2022. The cash surrender value on the policies amounted to $9,193,315 and $5,968,734 as of June 30, 2022 and 2021, respectively.

Note 7 -     Deposits

The scheduled maturities of certificates of deposit are as follows:

Years Ending June 30,
2023	$25,868,955
2024	10,859,433
2025	7,075,523
2026	4,899,477
2027	9,225,126
Thereafter	2,074,436
$60,002,950

Certificates of deposit that meet or exceed $250,000 at June 30, 2022 and 2021 were $24,266,673 (including brokered deposits of $19,840,000) and $22,287,654 (including brokered deposits of $17,682,000), respectively.

Note 8 -     Borrowings

There were no borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2022 and 2021, respectively.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $37,536,518 and $35,421,507 as of June 30, 2022 and 2021, respectively. There was FHLB stock of $323,000 and $262,200 pledged as of June 30, 2022 and June 30, 2021, respectively.  The Company also has a federal funds purchased borrowing arrangement with a correspondent bank for $5.0 million which reprices daily based on the Federal Funds rate.  There were no borrowings under this arrangement at June 30, 2022.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Information concerning FHLB advances is set forth below.

	June 30,
	2022	2021
Balance at end of year	$-	$-
Maximum outstanding at any month end	$-	$8,000,000
Weighted average interest rate at end of year	-%	-%
Average interest rate during year	-%	0.29%

The Company participated in the Paycheck Protection Program Lending Facility (the PPPLF), which was authorized by the Board of Governors of the Federal Reserve System on April 8, 2020 as a response to the global coronavirus pandemic. The PPPLF allowed for the Company to receive funding for Paycheck Protection Program (PPP) loans, wherein the PPP loans are pledged to the advances of the funds. The PPP loans were originated by the Company under a U.S. Small Business Administration (SBA) program and are included in commercial and industrial loans on the balance sheet as of June 30, 2021. There were no PPP loans outstanding as of June 30, 2022.

The interest rate applicable to any advance made under the PPPLF is 35 basis points, and the maturity date will be the maturity date of the PPP loans pledged to the advances. The balance of PPP loans, and accordingly the balance of the PPPLF advances, was $0 and $10,372,148 as of June 30, 2022 and June 30, 2021, respectively.

Note 9 -     Related Party Transactions

In the ordinary course of business, the Company has granted loans to its principal officers, directors, and their affiliates. There were no such loans as of June 30, 2022 and 2021.

Deposits from related parties held by the Bank at June 30, 2022 and 2021, amounted to approximately $556,082 and $514,353, respectively.

Note 10 -    Income Taxes

Deferred tax asset and liability consist of the following components as of June 30, 2022 and 2021:

Deferred tax asset	2022	2021
Net operating loss	$236,800	$432,127
Available for sale debt securities	119,187	—
Deferred loan fees	—	131,723
Accrued expenses	38,814	29,699
Other	7,038	13,304
	401,839	606,853

Deferred tax liability
Property and equipment	67,202	80,471
Allowance for loan losses	21,882	21,882
Mortgage servicing rights	215,327	163,942
Available for sale debt securities	—	70,596
Deferred loan fees	352	—
Other	256	247
	305,019	337,138
Net deferred tax asset	$96,820	$269,715

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

The provision for income taxes charged to income for the years ended June 30, 2022 and 2021, consist of the following:

	2022	2021
Current tax expense	$74,704	$19,300
Deferred tax expense	362,678	458,420
	$437,382	$477,720

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company concluded no valuation allowance was necessary as of June 30, 2022 or 2021.

A summary of income taxes compared to the federal income tax statutory rate is set forth below.

	2022	2021
At Federal statutory rate at 21%	$372,150	$388,665
Adjustments resulting from:
Tax exempt interest	(8,579)	(13,936)
Earnings on bank owned life insurance	(47,162)	(34,580)
State tax, net of federal benefit	107,169	106,736
Other	13,804	30,835
Income tax expense	$437,382	$477,720

At June 30, 2022, the Company has available unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

	Federal	State
Year of Expiration	Amount	Amount
2033	$49,883	$-
2034	535,607	-
2035	542,127	-
	$1,127,617	$-

Note 11 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution. Profit sharing expense charged to operations was $65,516 and $75,000 for the years ended June 30, 2022 and 2021, respectively.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum equal to the Prime Rate (5.5% as of June 30, 2022). Shares are

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $48,349 (upon the release of 4,497 shares) and $7,808 (upon the release of 747 shares) of compensation expense related to this plan for the years ended June 30, 2022 and 2021. At June 30, 2022, there were 82,153 shares not yet released having an aggregate market value of approximately $893,825. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 12 -    Self-Funded Health Insurance

The Company has established an employee medical benefit plan to self-insure claims up to $30,000 per plan year for each individual and with a stop-loss per plan year for participants in the aggregate of approximately $1,000,000. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. Health insurance expense recorded for the years ended June 30, 2022 and 2021 was $447,827 and $568,947, respectively. The liability recognized for claims incurred but not yet paid was $41,954 and $118,481 as of June 30, 2022 and 2021, respectively. Management believes the recorded liability for health care costs is sufficient to cover estimated claims, including claims incurred but not yet reported.

Note 13 - Stock-Based Compensation

 On May 24, 2022, the stockholders of Marathon Bancorp, Inc. approved the Company’s 2022 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company and Marathon Bank. Under provisions of the Plan, while active, awards may consist of grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units.  Incentive stock options totaling 109,245 and restricted stock awards totaling 43,698 were authorized for award under the Plan.

Stock Options

On June 28, 2022, the Compensation Committee of the board of directors of the Company approved the grant of stock option awards to its directors, executive officers, senior officers and other officers under the Plan.

A total of 73,194 stock option awards were granted to its directors, executive officers, senior officers and other officers (18,752 and 54,622 were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.  The total expense of $243,736 will be amortized to expense over a period of 60 months commencing July 1, 2022. There are no options available for exercise as of June 30, 2022.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At June 30, 2022, the stock options had no intrinsic value.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

At June 30, 2022, the average remaining contractual life of outstanding options and shares exercisable was 10 years.

Restricted Stock

On June 28, 2022, the Compensation Committee of the board of directors of the Company approved the grant of restricted stock awards to its directors, executive officers, senior officers and other officers under the Plan.

A total of 40,203 restricted stock awards were granted to its directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 were granted to directors and employees, respectively).  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  The total expense of $448,665 will be amortized to expense over a period of 60 months commencing July 1, 2022.

Note 14 -     Other Comprehensive Income

The changes in accumulated other comprehensive (loss) income by component for the years ended June 30, 2022 and 2021, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2022
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(496,717)	—	(496,717)
Amortization of amounts transferred from securities available for sale to securities held to maturity (a)	—	17,206	17,206
Amounts reclassified from accumulated other comprehensive income (net of tax) (b)	(10,185)	—	(10,185)
Balance, end of period	$(318,344)	$(50,685)	$(369,029)

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gains on Securities Transactions ($14,000) and Provision for Income Taxes of ($3,815).

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2021
Balance, beginning of period	$262,688	$(195,963)	$66,725
Other comprehensive loss before reclassifications (net of tax)	(74,130)	—	(74,130)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	128,072	128,072
Balance, end of period	$188,558	$(67,891)	$120,667

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

Note 15 -     Minimum Regulatory Capital Requirements

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy.

The risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%); and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of June 30, 2022 and June 30, 2021.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

As of June 30, 2022 and June 30, 2021, management believes the Bank has met all capital adequacy requirements to which it is subject. As of June 30, 2022 and June 30, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$27,152	12.17%	$17,848	>	8.0%	$20,080	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2021			(Dollars in thousands)
Tier I Capital to Average Assets	$25,452	12.47%	$15,313	>	7.5%	$17,355	>	8.5%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2022, the Bank’s net worth was $26,783,484 and general loan loss reserve was $2,195,050, totaling 13.17% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2021, the Bank’s net worth was $25,842,077 and general loan loss reserve was $2,186,182, totaling 13.12% of total assets, which meets the state of Wisconsin’s minimum net worth net worth requirements.

Note 16 -    Off-Balance-Sheet Activities

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

At June 30, 2022 and 2021, the following financial instruments were outstanding where contract amounts represent credit risk:

	June 30, 2022	June 30, 2021
Commitments to grant loans	$4,025,000	$5,824,000
Unused commitments under lines of credit	6,707,000	9,352,000
MPF credit enhancements	838,277	680,777

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Of the outstanding commitments to grant loans at June 30, 2022, 81% were at fixed interest rates and 19% were at variable interest rates. Of the outstanding commitments to grant loans at June 30, 2021, 72% were at fixed interest rates and 28% were at variable interest rates.

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

Note 17 -    Fair Value of Assets and Liabilities

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

June 30, 2022 and 2021

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and 2021:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Available for sale debt securities
States and municipalities	$1,067,906	$—	$1,067,906	$—
Mortgage-backed	2,739,054	—	2,739,054	—
Corporate bonds	6,810,278	—	4,910,278	1,900,000
Total assets	$10,617,238	$—	$8,717,238	$1,900,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available for sale debt securities
States and municipalities	$1,887,007	$—	$1,887,007	$—
Mortgage-backed	4,711,568	—	4,711,568	—
Corporate bonds	4,311,189	—	4,311,189	—
Total assets	$10,909,764	$—	$10,909,764	$—

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2022. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at July 1, 2021	$—

Transfer of security from Level 2 to Level 3 (December 2021)	2,000,000

Unrealized gains (losses) included in other comprehensive income (loss)	—

Balance at December 31, 2021	2,000,000

Unrealized gains (losses) included in other comprehensive income (loss)	(100,000)

Balance at March 31, 2022	$1,900,000

Unrealized gains (losses) included in other comprehensive income (loss)	—

Balance at June 30, 2022	$1,900,000

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	June 30, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,418,041	$2,418,041	$1,989,643	$1,989,643
Federal funds sold	6,010,000	6,010,000	44,059,000	44,059,000
Interest bearing deposits in other financial institutions	1,945,073	1,945,073	2,062,463	2,062,463
Available for sale debt securities	10,617,238	10,617,238	10,909,764	10,909,764
Held to maturity debt securities	532,363	419,000	708,949	770,438
Loans, net	185,629,872	178,080,000	144,169,318	145,596,000
Investment in restricted stock	323,000	323,000	262,200	262,200
Accrued interest receivable	565,929	565,929	552,516	552,516
Financial Liabilities
Deposits	$188,100,448	$172,922,000	$171,956,117	$174,555,000
Payroll protection program lending facility	—	—	10,372,148	10,372,148
Accrued interest payable	31,071	31,071	10,152	10,152

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring and non-recurring basis have been previously disclosed. A description of the valuation

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

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

Available for sale securities – For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy. For those available for sale debt securities where market prices of similar securities are not available because of the lack of observable market data, they are valued on a quarterly basis by a third party valuation expert and, therefore, are classified as Level 3 within the valuation hierarchy.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

The estimated fair value of fee income on letters of credit at June 30, 2022 and 2021 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2022 and 2021.

Note 18 -    Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent holding company, Marathon Bancorp, Inc., as of June 30, 2022 and 2021 and for the years then ended.

Parent Only Condensed Balance Sheets

	June 30,
	2022	2021
Assets
Cash in bank subsidiary	$ 3,374,104	$ 3,374,104
Investment in subsidiary, at underlying equity	26,783,484	25,842,077
Loan receivable-ESOP	843,145	873,970
Other assets	29,463	5,922
Total Assets	$ 31,030,196	$ 30,096,073

Liabilities and Stockholders' Equity
Liabilities:
Due to subsidiary bank	$ 283,896	$ 246,922
Other liabilities	3,733	-
Total liabilities	287,629	246,922

Stockholders' equity:
Total stockholders' equity	30,742,567	29,849,151
Total liabilities and stockholders' equity	$ 31,030,196	$ 30,096,073

Parent Only Condensed Statements of Income

	Years Ended June 30,
	2022	2021
Interest income:
Income on ESOP loan	$ 28,090	$ 5,922
Total interest income	28,090	5,922

Non-interest expenses:
Other non-interest expense	(88,110)	-
Total non-interest expense	(88,110)	-

Income (loss) before income taxes	(60,020)	5,922
Income taxes (benefit)	(12,031)	-

Income before equity in undistributed earnings of bank	(47,989)	5,922

Equity in undistributed earnings of bank	1,382,752	1,367,137

Net income	$ 1,334,763	$ 1,373,059

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Parent Only Condensed Statements of Cash Flows

	Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$ 1,334,763	$ 1,373,059
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank	(1,382,752)	(1,367,137)
Increase in other assets	(23,542)	(5,922)
Increase in other liabilities	3,732	-
Net cash used in operating activities	(67,799)	-

Cash flows from investing activities:
Principal payments on loan receivable-ESOP	30,825
Capital contributed to bank subsidiary	-	(4,504,825)
Net cash provided by (used in) investing activities	30,825	(4,504,825)

Cash flows from financing activities:
Proceeds from issuance of common stock net of expenses	-	8,605,977
Initial capitalization of MHC	-	(100,000)
Funding of ESOP	-	(873,970)
Loan from subsidiary bank	36,974	246,922
Net cash provided by financing activities	36,974	7,878,929

Net change in cash and cash equivalents	-	3,374,104

Cash and cash equivalents-beginning of year	3,374,104	-

Cash and cash equivalents-end of year	$ 3,374,104	$ 3,374,104

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of Marathon Bancorp, Inc. is responsible for establishing and maintaining effective internal control over financial reporting.

Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of June 30, 2022, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of June 30, 2022, the Company’s internal control over financial reporting is effective.

There were no changes made in our internal controls during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Marathon Bancorp, Inc. is an emerging growth company.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

(e)	Set forth below is information concerning the Executive Officers of the Company at June 30, 2022.

Name	Age	Positions Held With the Company
Nicholas W. Zillges	46	President and Chief Executive Officer
Nora Spatz	66	Executive Vice President and Chief Administrative Officer
Michelle Knopf	52	Executive Vice President/Director of Mortgage Services
Joy Selting-Buchberger	54	Senior Vice President and Chief Financial Officer
Terry Cornish	54	Senior Vice President and Chief Credit Officer

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

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2022.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding options	Weighted average	available for issuance under
Plan	and rights	exercise price	the plan

Equity compensation plans approved
by stockholders	73,194	$11.16	39,546

Equity compensation plans not approved
by stockholders	-	-	-

Total	73,194	$11.16	39,546

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements-The Company’s consolidated financial statements, for the years ended June 30, 2022 and 2021, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules- All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations.”

3.1

Articles of Incorporation of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

3.2

Bylaws of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.1

Form of Common Stock Certificate of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.2

Description of Securities of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4.2 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission on September 28, 2021.

10.1

Employment Agreement between Marathon Bank and Nicholas W. Zillges, dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.2

Change in Control Agreement between Marathon Bank and Nora Spatz, dated April 14, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.3

Change in Control Agreement between Marathon Bank and Michelle Knopf, dated April 14, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.4

2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2022 (file No. 000-56269)) †

10.5

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.6

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.7

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

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

Marathon Bancorp, Inc.

Date:	September 28, 2022	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nicholas W. Zillges	President, Chief Executive Officer	September 28, 2022
Nicholas W. Zillges	and Director
(Principal Executive Officer)

/s/ Joy C. Selting-Buchberger	Senior Vice President and Chief	September 28, 2022
Joy C. Selting-Buchberger	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Amy Zientara	Chairwoman	September 28, 2022
Amy Zientara

/s/ Thomas Grimm	Director	September 28, 2022
Thomas Grimm

/s/ Thomas Terwilliger	Director	September 28, 2022
Thomas Terwilliger

/s/ Timothy R. Wimmer	Director	September 28, 2022
Timothy R. Wimmer /s/ Ann M. Werth	Director	September 28, 2022
Ann M. Werth