Form 10-Q
period 2022-09-30
Marathon Bancorp, Inc. /MD/
filed 2022-11-14
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ⌧       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 11, 2022, there were 2,269,700 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	September 30, 2022	2022
Assets
Cash and due from banks	$2,881,563	$2,418,041
Federal funds sold	15,019,000	6,010,000
Cash and cash equivalents	17,900,563	8,428,041
Interest bearing deposits held in other financial institutions	306,513	1,945,073
Debt securities available for sale	10,089,176	10,617,238
Debt securities held to maturity, at amortized cost (fair value $383,742 and $419,000)	526,517	532,363
Loans, net of allowance of $2,058,869 and $2,195,050, respectively	193,399,479	185,629,872
Interest receivable	553,963	565,929
Investment in restricted stock, at cost	770,273	323,000
Cash surrender value life insurance	8,781,852	9,193,315
Premises and equipment, net	2,359,938	1,676,060
Deferred tax asset	65,171	96,820
Other assets	1,039,257	1,010,869
Total assets	$235,792,702	$220,018,580
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$26,412,999	$23,698,115
Interest bearing	161,339,716	164,402,333
Total deposits	187,752,715	188,100,448
Federal Home Loan Bank (FHLB) advances	14,000,000	—
Other liabilities	2,869,843	1,175,565
Total liabilities	204,622,558	189,276,013
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,269,700 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	22,295	22,295
Additional paid-in capital	8,522,894	8,487,400
Retained earnings	23,934,585	23,423,432
Unearned ESOP shares, at cost	(812,791)	(821,531)
Accumulated other comprehensive loss	(496,839)	(369,029)
Total stockholders' equity	31,170,144	30,742,567
Total liabilities and stockholders' equity	$235,792,702	$220,018,580

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2022	2021
Interest Income
Loans, including fees	$1,911,400	$1,812,164
Debt securities	70,217	80,384
Other	45,526	10,975
Total interest income	2,027,143	1,903,523
Interest Expense
Deposits	304,400	230,706
Borrowings and other	9,862	3,697
Total interest expense	314,262	234,403
Net Interest Income	1,712,881	1,669,120
Provision for Loan Losses	—	—
Net Interest Income After Provision for Loan Losses	1,712,881	1,669,120
Non-Interest Income
Service charges on deposit accounts	40,866	41,627
Mortgage banking income	81,590	185,966
Increase in cash value of life insurance	57,026	46,728
Gain on proceeds from life insurance death benefit	173,268	—
Other income	7,454	6,251
Total non-interest income	360,204	280,572
Non-Interest Expenses
Salaries and employee benefits	831,867	825,140
Occupancy and equipment expenses	171,521	175,581
Data processing and office	87,050	96,808
Professional fees	185,067	157,477
Marketing expenses	17,806	15,039
Other expenses	151,960	129,057
Total non-interest expenses	1,445,271	1,399,102
Income Before Income Taxes	627,814	550,590
Provision for Income Taxes	116,661	133,499
Net Income	$511,153	$417,091

Net income per common shares-basic and diluted	$0.24	$0.19
Weighted average number of common shares outstanding-basic and diluted	2,147,781	2,143,536

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	September 30,
	2022	2021
Net Income	$511,153	$417,091
Other comprehensive income (loss)
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(177,671)	(5,745)
Tax effect	48,400	1,559
Net amount	(129,271)	(4,186)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,461	5,119
Other comprehensive income (loss)	(127,810)	933
Comprehensive Income	$383,343	$418,024

(a) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2022	$—	$22,295	$8,487,400	$23,423,432	$(821,531)	$(369,029)	$30,742,567
Net income	—	—	—	511,153	—	—	511,153
Other comprehensive loss	—	—	—	—	—	(127,810)	(127,810)
ESOP shares committed to be released (874 shares)	—	—	874	—	8,740	—	9,614
Stock based compensation	—	—	34,620	—	—	—	34,620
Balance, September 30, 2022	$—	$22,295	$8,522,894	$23,934,585	$(812,791)	$(496,839)	$31,170,144

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2021	$—	$22,295	$8,484,019	$22,088,669	$(866,499)	$120,667	$29,849,151
Net income	—	—	—	417,091	—	—	417,091
Other comprehensive income	—	—	—	—	—	933	933
ESOP shares committed to be released (1,379 shares)	—	—	1,190	—	13,792	—	14,982
Balance, September 30, 2021	$—	$22,295	$8,485,209	$22,505,760	$(852,707)	$121,600	$30,282,157

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	September 30,
	2022	2021
Operating Activities
Net income	$511,153	$417,091
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	76,630	50,562
Stock based compensation	34,620	—
ESOP expense	9,614	14,982
Net amortization of discounts and premiums on debt securities	25,855	33,231
Amortization of deferred loan fees, net	(10,182)	(384,003)
Net gain on sale of loans	(34,295)	(121,639)
Net change in deferred taxes	80,049	120,901
Gain on proceeds from life insurance death benefit	(173,268)	—
Earnings on cash value of life insurance	(57,026)	(46,728)
Decrease in interest receivable	11,966	49,069
Originations of loans held for sale	(871,800)	(6,610,936)
Proceeds from loans held for sale	906,095	6,732,575
Net change in other assets	(28,388)	(20,814)
Net change in other liabilities	995,441	217,193
Net Cash from Operating Activities	1,476,464	451,484
Investing Activities
Net change in interest-bearing deposits in other financial institutions	1,638,560	63,933
Purchase of debt securities available for sale	—	(2,000,000)
Proceeds from life insurance death benefit	641,757	—
Proceeds from sales, maturities, and repayments of debt securities available for sale	324,406	623,177
Proceeds from maturities and calls of debt securities held to maturity	7,437	57,121
Purchase of bank owned life insurance	—	(3,000,000)
Net increase in restricted stock	(447,273)	—
Net increase in loans	(7,759,425)	(3,150,828)
Purchases of property and equipment	(61,671)	(9,239)
Net Cash used in Investing Activities	(5,656,209)	(7,415,836)
Financing Activities
Net change in deposits	(347,733)	1,479,845
Proceeds from FHLB advances	14,000,000	—
Repayments of PPPLF funding, net	—	(9,135,234)
Net Cash from (used in) Financing Activities	13,652,267	(7,655,389)
Net Change in Cash and Cash Equivalents	9,472,522	(14,619,741)
Cash and Cash Equivalents, Beginning of Year	8,428,041	46,048,643
Cash and Cash Equivalents, End of Year	$17,900,563	$31,428,902
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$318,141	$241,608
Taxes	35,000	20,000

Supplemental Schedule of Noncash Investing and Financing Activities
Lease liabilities arising from using right-of-use assets	$698,837	$—

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 2022 are not necessarily indicative of the results for the year ending June 30, 2023 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2022 and 2021 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2022.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU No. 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective.  The Company adopted ASU 2016-02 on July 1, 2022 using the optional transition method. The Company also elected the following practical expedients: the package of practical expedients, combining lease and nonlease components by class of underlying asset, and using hindsight in determining the lease terms. The adoption of this standard resulted in the recording of a ROU asset and lease liability of $698,837 as of July 1, 2022 for the Company’s five operating lease obligations. The adoption of this standard did not have a material impact on the Company’s operations, cash flows or capital ratios, nor did it cause the Company to no longer be well capitalized.

Recently Issued, But Not Yet Effective Accounting Pronouncements

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

Note 2- Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. There were no dilutive effects for the three months ended September 30, 2022 or 2021. Set forth below is the calculation of earnings per share.

	For the Three Months
	Ended September 30,
	2022	2021

	(Dollars in thousands)
Net income applicable to common stock	$511,153	$417,091

Average number of shares outstanding	2,229,497	2,229,497
Less: Average unallocated ESOP shares	81,716	85,961

Average number of common shares outstanding used to calculate basic and diluted earnings per share	2,147,781	2,143,536

Earnings per common share:
Basic	$0.24	$0.19
Diluted	0.24	0.19

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of September 30, 2022 and June 30, 2022, consists of the following:

	September 30,	June 30,
	2022	2022
Available for sale debt securities, at fair value	$10,089,176	$10,617,238
Held to maturity debt securities, at amortized cost	526,517	532,363
	$10,615,693	$11,149,601

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2022
Available for sale debt securities
States and municipalities	$940,100	$24,706	$(18,363)	$946,443
Mortgage-backed	2,602,734	24,857	(136,854)	2,490,737
Corporate bonds	7,161,541	—	(509,545)	6,651,996
	$10,704,375	$49,563	$(664,762)	$10,089,176
Held to maturity debt securities
Mortgage-backed	$526,517	$—	$(142,775)	$383,742

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$1,050,034	$25,395	$(7,523)	$1,067,906
Mortgage-backed	2,825,546	27,189	(113,681)	2,739,054
Corporate bonds	7,178,367	—	(368,089)	6,810,278
	$11,053,947	$52,584	$(489,293)	$10,617,238
Held to maturity debt securities
Mortgage-backed	$532,363	$—	$(113,363)	$419,000

Securities with a carrying value of approximately $582,000 and $667,000 as of September 30, 2022 and June 30, 2022, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2022, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2022
Due in one year or less	$60,000	$59,542	$—	$—
Due from more than one to five years	3,381,685	3,279,527	—	—
Due from more than five to ten years	4,659,956	4,259,370	—	—
	8,101,641	7,598,439	—	—
Mortgage-backed securities	2,602,734	2,490,737	526,517	383,742
	$10,704,375	$10,089,176	$526,517	$383,742

There were no sales of available for sale debt securities during the three month periods ended September 30, 2022 and 2021.

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and June 30, 2022:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2022
Available for sale debt securities
States and municipalities	$(17,905)	$766,778	$(458)	$59,542	$(18,363)	$826,320
Mortgage-backed	(119,823)	2,225,270	(17,031)	96,648	(136,854)	2,321,918
Corporate bonds	(427,837)	5,653,748	(81,708)	995,395	(509,545)	6,649,143
	$(565,565)	$8,645,796	$(99,197)	$1,151,585	$(664,762)	$9,797,381
Held to maturity debt securities
Mortgage-backed securities	$(142,775)	$383,742	$—	$—	$(142,775)	$383,742

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$(6,144)	$688,504	$(1,379)	$58,621	$(7,523)	$747,125
Mortgage-backed	(98,106)	2,421,426	(15,575)	101,977	(113,681)	2,523,403
Corporate bonds	(302,991)	5,791,516	(65,098)	1,018,762	(368,089)	6,810,278
	$(407,241)	$8,901,446	$(82,052)	$1,179,360	$(489,293)	$10,080,806
Held to maturity debt securities
Mortgage-backed securities	$(113,363)	$419,000	$—	$—	$(113,363)	$419,000

There were 61 securities in an unrealized loss position in the less than 12 months category and eight securities in the 12 months or more category at September 30, 2022. There were 58 securities in an unrealized loss position in the less than 12 months category and six securities in the 12 months or more category at June 30, 2022. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Note 4- Loans

A summary of loans by major category follows:

	Unaudited
	September 30, 2022	June 30, 2022
Commercial real estate	$84,854,449	$80,603,153
Commercial and industrial	9,209,475	8,778,723
Construction	7,687,275	10,582,488
One-to-four-family residential	56,367,980	51,890,948
Multi-family real estate	35,287,008	33,944,903
Consumer	2,137,459	2,100,259
Total loans	195,543,646	187,900,474
Deferred loan fees	(85,298)	(75,552)
Allowance for loan losses	(2,058,869)	(2,195,050)
Loans, net	$193,399,479	$185,629,872

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $21,793,118 and $37,536,318 as of September 30, 2022 and June 30, 2022, respectively. There was also FHLB stock of $770,273 and $323,000 pledged as of September 30, 2022 and June 30, 2022.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022 and 2021, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2022 and June 30, 2022:

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
September 30, 2022
Allowance for credit losses
Balance at beginning of year	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Charge-offs	(136,753)	—	—	—	—	—	—	(136,753)
Recoveries	—	—	—	—	—	572	—	572
Provisions	109,130	(5,303)	(30,238)	(41,667)	(17,238)	(553)	(14,131)	—
Balance at September 30, 2022	$1,564,021	$27,398	$24,791	$222,284	$216,133	$620	$3,622	$2,058,869

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,564,021	27,398	24,791	222,284	216,133	620	3,622	2,058,869
Balance at end of period	$1,564,021	$27,398	$24,791	$222,284	$216,133	$620	$3,622	$2,058,869

Loans
Individually evaluated for impairment	$23,549	$—	$—	$132,507	$—	$—	$—	$156,056
Collectively evaluated for impairment	84,830,900	9,209,475	7,687,275	56,235,473	35,287,008	2,137,459	—	195,387,590
	$84,854,449	$9,209,475	$7,687,275	$56,367,980	$35,287,008	$2,137,459	$—	$195,543,646

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2022
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,591,644	32,701	55,029	263,951	233,371	601	17,753	2,195,050
Balance at end of period	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Loans
Individually evaluated for impairment	$—	$—	$—	$193,385	$—	$—	$—	$193,385
Collectively evaluated for impairment	80,603,153	8,778,723	10,582,488	51,697,563	33,944,903	2,100,259		187,707,089
Balance at end of period	$80,603,153	$8,778,723	$10,582,488	$51,890,948	$33,944,903	$2,100,259	$—	$187,900,474

	Commercial	Commercial		One-to-Four	MultiFamily
September 30, 2021	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,124	—	1,124
Provisions	187,549	(89,036)	(9,003)	(53,138)	(47,734)	(102)	11,464	—
Balance at September 30, 2021	$1,223,850	$68,497	$50,646	$356,257	$86,482	$5,918	$395,656	$2,187,306

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2022 and June 30, 2022, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
September 30, 2022
Commercial real estate	$83,452,195	$1,378,705	$23,549	$—	$84,854,449
Commercial and industrial	9,209,475	—	—	—	9,209,475
Construction	7,687,275	—	—	—	7,687,275
	$100,348,945	$1,378,705	$23,549	$—	$101,751,199

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2022
Commercial real estate	$79,214,378	$1,388,775	$—	$—	$80,603,153
Commercial and industrial	8,778,723	—	—	—	8,778,723
Construction	10,582,488	—	—	—	10,582,488
	$98,575,589	$1,388,775	$—	$—	$99,964,364

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of September 30, 2022 and June 30, 2022:

	Performing	Nonperforming	Total
September 30, 2022
One-to-four-family residential	$56,362,218	$5,762	$56,367,980
Multi-family real estate	35,287,008	—	35,287,008
Consumer	2,137,459	—	2,137,459
	$93,786,685	$5,762	$93,792,447

	Performing	Nonperforming	Total
June 30, 2022
One-to-four-family residential	$51,827,163	$63,785	$51,890,948
Multi-family real estate	33,944,903	—	33,944,903
Consumer	2,100,259	—	2,100,259
	$87,872,325	$63,785	$87,936,110

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of September 30, 2022 and June 30, 2022:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
September 30, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	30,248	70,216	—	5,762
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$30,248	$70,216	$—	$5,762

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	70,485	—	50,818	63,785
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$70,485	$—	$50,818	$63,785

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of September 30, 2022 and June 30, 2022:

				For the Three Months Ended
				September 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
September 30, 2022
With no related allowance recorded
Commercial real estate	$23,549	$23,549	$—	$327,580	$7,648
One-to-four-family residential	132,507	132,507	—	137,975	1,502
	$156,056	$156,056	$—	$465,555	$9,150

For the Three Months Ended
September 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

				For the Year Ended
				June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2022
With no related allowance recorded
One-to-four-family residential	$193,385	$193,385	$—	$199,080	$13,428
	$193,385	$193,385	$—	$199,080	$13,428

For the Year Ended
June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

Impaired loans include loans modified in troubled debt restructurings (TDR) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

There were no loans modified as TDRs during the three months ended September 30, 2022 and 2021. The Company has made no commitments to lend additional funds on restructured loans.

Note 5 - Leases

On July 1, 2022, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $698,837 at the date of adoption, which are related to the Company’s lease of premises and equipment used in operations.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases as of and for the three months ended September 30, 2022:

Right-to-use assets	$672,428
Lease liability	663,025
Weighted average remaining lease term	7.39 years
Weighted average discount rate	3.23%

Three Months
Ended September 30,
2022
Operating lease costs	$31,929
Short-term lease costs	9,750
Total lease costs	$41,679

Cash paid for amounts included in measurement of lease liabilities	30,999

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of September 30,
2022
Lease payments due
$82,758
Nine months ending June 30, 2023	125,220
Year ending June 30, 2024	105,013
Year ending June 30, 2025	103,622
Year ending June 30, 2026	99,575
Thereafter	233,999
Total	750,187
Discount	87,162
Lease liability	$663,025

Note 6 - Deposits

Major classifications of deposits are as follows as of September 30, 2022 and June 30, 2022.

	Unaudited
	At September 30, 2022		At June 30, 2022
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$26,412,999	14.07%	$23,698,115	12.60%
Demand, NOW, money market accounts	49,098,215	26.15%	57,797,635	30.73%
Savings accounts	46,317,048	24.67%	46,601,748	24.77%
Certificates of deposit	65,924,453	35.11%	60,002,950	31.90%
Total	$187,752,715	100.00%	$188,100,448	100.00%

Note 7- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2022 and 2021, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2022
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(129,271)	—	(129,271)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,461	1,461
Balance, end of period	$(447,615)	$(49,224)	$(496,839)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2021
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(4,186)	—	(4,186)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	5,119	5,119
Balance, end of period	$184,372	$(62,772)	$121,600

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

Note 8- Minimum Regulatory Capital Requirements

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of September 30, 2022 and June 30, 2022.

As of September 30, 2022 and June 30, 2022, management believes the Bank has met all capital adequacy requirements to which it is subject. As of September 30, 2022 and June 30, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$27,714	12.32%	$17,996	>	8.0%	$20,246	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$27,152	12.17%	$17,848	>	8.0%	$20,080	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At September 30, 2022, the Bank’s net worth was $27,217,457 and general loan loss reserve was $2,058,869, totaling 12.40% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2022, the Bank’s net worth was $26,783,484 and general loan loss reserve was $2,195,050, totaling 13.17% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 9 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $9,614 (upon the release of 874 shares) and $14,982 (upon the release of 1,379 shares) of compensation expense related to this plan for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there were 81,279 shares not yet released having an aggregate market value of approximately $877,813. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 10 - Stock Based Compensation

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

A total of 73,194 stock option awards were granted to its directors, executive officers, senior officers and other officers (18,752 and 54,622 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.  The total expense of $243,736 will be amortized to expense over a period of 60 months commencing July 1, 2022. Expense amortized during the three months ended September 30, 2022 totaled $12,187. There are no options available for exercise as of September 30, 2022 or June 30, 2022.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At September 30, 2022 and June 30, 2022, the stock options had no intrinsic value.

At September 30, 2022, the average remaining contractual life of outstanding options and shares exercisable was 9.75 years.

Restricted Stock

On June 28, 2022, the Compensation Committee of the board of directors of the Company approved the grant of restricted stock awards to its directors, executive officers, senior officers and other officers under the Plan. A total of 40,203 restricted stock awards were granted to its directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 awards were granted to directors and employees, respectively).  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  The total expense of $448,665 will be amortized to expense over a period of 60 months commencing July 1, 2022. Expense amortized during the three months ended September 30, 2022 totaled $22,433.

Note 11- Commitments and Contingencies

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

As of September 30, 2022 and June 30, 2022, the following financial instruments were outstanding where contract amounts represent credit risk:

	September 30, 2022	June 30, 2022
Commitments to grant loans	$3,551,398	$4,025,000
Unused commitments under lines of credit	6,266,017	6,707,000
MPF credit enhancements	853,467	838,277

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of September 30, 2022, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 12- Fair Value of Assets and Liabilities

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Available for sale debt securities
States and municipalities	$946,443	$—	$946,443	$—
Mortgage-backed	2,490,737	—	2,490,737	—
Corporate bonds	6,651,996	—	4,811,996	1,840,000
Total assets	$10,089,176	$—	$8,249,176	$1,840,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Available for sale debt securities
States and municipalities	$1,067,906	$—	$1,067,906	$—
Mortgage-backed	2,739,054	—	2,739,054	—
Corporate bonds	6,810,278	—	4,910,278	1,900,000
Total assets	$10,617,238	$—	$8,717,238	$1,900,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2022 and June 30, 2022. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at June 30, 2022	$1,900,000

Unrealized losses included in other comprehensive income (loss)	(60,000)

Balance at September 30, 2022	$1,840,000

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

The estimated fair values of financial instruments are as follows:

	September 30, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,881,563	$2,881,563	$2,418,041	$2,418,041
Federal funds sold	15,019,000	15,019,000	6,010,000	6,010,000
Interest bearing deposits in other financial institutions	306,513	306,513	1,945,073	1,945,073
Available for sale debt securities	10,089,176	10,089,176	10,617,238	10,617,238
Held to maturity debt securities	526,517	383,742	532,363	419,000
Loans, net	193,399,479	179,186,000	185,629,872	178,080,000
Investment in restricted stock	770,373	770,273	323,000	323,000
Interest receivable	553,963	553,963	565,929	565,929
Financial Liabilities
Deposits	$187,752,715	$170,814,000	$188,100,448	$172,922,000
Borrowings	14,000,000	14,000,000	—	—
Accrued interest payable	27,192	27,192	31,071	31,071

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

The estimated fair value of fee income on letters of credit at September 30, 2022 and June 30, 2022 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2022 and June 30, 2022.

Note 13- Revenue Recognition

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 as filed with the Securities and Exchange Commission on September 28, 2022.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;

●	conditions relating to the Coronavirus Disease 2019 (“COVID-19”) pandemic, that are worse than expected;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts and net gains in the cash surrender value of bank owned life insurance and gain on proceeds from life insurance. Other sources of non-interest income include net gain or losses on sales and calls of securities, net gain or loss on disposal of foreclosed assets and other income.

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

Summary of Significant Accounting Policies and Estimates

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

The following represent our significant accounting policies and estimates:

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

changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At September 30, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Total Assets. Total assets increased $15.8 million, or 7.2%, to $235.8 million at September 30, 2022 from $220.0 million at June 30, 2022. The increase was primarily due to an increase of $9.5 million, or 112.4% in cash and cash equivalents and an increase of $7.8 million, or 4.2%, in loans, net of the allowance for loan losses.

Cash and Cash Equivalents. Total cash and cash equivalents increased $9.5 million, or 112.4%, to $17.9 million at September 30, 2022 from $8.4 million at June 30, 2022, primarily due to an increase in borrowings from the Federal Home Loan Bank of $14.0 million offset by an increase in cash used to fund new loan originations.

Debt Securities Available for Sale. Total debt securities available for sale decreased $528,000, or 5.0%, to $10.1 million at September 30, 2022 from $10.6 million at June 30, 2022. The decrease was primarily due to paydowns and maturities as well as an increase in the accumulated other comprehensive loss associated with our debt securities available for sale portfolio related to the recent increase in market interest rates. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Net Loans. Net loans increased $7.8 million, or 4.2%, to $193.4 million at September 30, 2022 from $185.6 million at June 30, 2022. The increase was primarily due to a $4.4 million, or 5.4%, increase in commercial real estate loans to $85.0 million at September 30, 2022 from $80.6 million at June 30, 2022, an increase in one- to four-family residential loans of $4.5 million, or 8.6%, to $56.4 million at September 30, 2022 from $51.9 million at June 30, 2022 and an increase in multi-family real estate loans of $1.4 million, or 4.0%, to $35.3 million at September 30, 2022 from $33.9 million at June 30, 2022. Commercial and industrial loans increased slightly by $431,000, or 4.9%, to $9.2 million at September 30, 2022 from $8.8 million at June 30, 2022. Construction loans decreased by $2.9 million, or 27.4%, to $7.7 million at September 30, 2022 from $10.6 million at June 30, 2022. The increase in commercial and multi-family real estate loans was primarily due to our strategy to enhance our commercial and multi-family real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans. The decrease in construction loans was primarily related to a $3.5 million construction loan that was moved to permanent financing in September 2022.

Deposits. Total deposits decreased $348,000, or 0.2%, to $187.8 million at September 30, 2022 from $188.1 million at June 30, 2022. Even though total deposits remained about the same, there were several changes in the deposit categories comprising total deposits. Non-interest-bearing demand accounts increased $2.7 million, or 11.5%, to $26.4 million at September 30, 2022 from $23.7 million at June 30, 2022. Certificates of deposit increased $5.9 million, or 9.9%, to $65.9 million at September 30, 2022 from $60.0 million at June 30, 2022. Offsetting these increases, was a decrease in demand, NOW and money market accounts of $8.7 million, or 15.1%, to $49.1 million at September 30, 2022 from $57.8 million at June 30, 2022. Savings deposits remained relatively unchanged when comparing September 30, 2022 to June 30, 2022.

Borrowings. Our borrowings from the Federal Home Loan Bank increased to $14.0 million at September 30, 2022 compared to no borrowings outstanding at June 30, 2022. The increased borrowings were used to fund new loan originations.

Stockholders’ Equity. Total stockholders’ equity increased by $428,000, or 1.4%, to $31.2 million at September 30, 2022 from $30.7 million at June 30, 2022. The increase was primarily due to net income of $511,000 during the three months ended September 30, 2022 offset by an increase in accumulated other comprehensive loss of $128,000 during the same period as a result of an increase in market interest rates.

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

	For the Three Months Ended September 30,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$189,568	$1,911	4.06%	$139,274	$1,439	4.16%
PPP loans	—	—	—%	3,054	373	57.96%
Debt securities	10,961	70	2.56%	12,667	80	2.53%
Cash and cash equivalents	8,648	43	1.99%	42,414	9	0.08%
Other	354	3	3.40%	262	3	3.06%
Total interest-earning assets	209,531	2,027	3.89%	197,671	1,904	3.87%
Noninterest-earning assets	15,087			12,522
Total assets	$224,618			$210,193
Interest-bearing liabilities:
Demand, NOW and money market deposits	$62,606	117	0.74%	$49,607	43	0.34%
Savings deposits	46,737	16	0.14%	45,774	17	0.15%
Certificates of deposit	60,504	171	1.13%	59,383	171	1.15%
Total interest-bearing deposits	169,847	304	0.73%	154,764	231	0.59%
FHLB advances and other borrowings	1,244	10	3.23%	—	—	—%
PPP Liquidity Facility borrowings	—	—	—%	4,182	4	0.38%
Total interest-bearing liabilities	171,091	314	0.73%	158,946	235	0.59%
Non-interest bearing demand deposits	24,912			23,237
Other non-interest bearing liabilities	1,428			1,067
Total liabilities	197,431			183,250
Total stockholders' equity	27,187			26,943
Total liabilities and stockholders' equity	$224,618			$210,193
Net interest income		$1,713			$1,669
Net interest rate spread (2)			3.16%			3.28%
Net interest-earning assets (3)	$38,440			$38,725
Net interest margin (4)			3.28%			3.39%
Average interest-earning assets to interest-bearing liabilities	122.47%			124.36%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$525	$(53)	$472
PPP loans	(444)	71	(373)
Debt securities	(11)	1	(10)
Cash and cash equivalents	(7)	41	34
Other	1	(1)	—
Total interest-earning assets	64	59	123
Interest-bearing liabilities:
Demand, NOW and money market deposits	11	63	74
Savings deposits	—	(1)	(1)
Certificates of deposit	3	(3)	—
Total interest-bearing deposits	14	59	73
FHLB advances and other borrowings	—	10	10
PPP Liquidity Facility borrowings	(4)	—	(4)
Total interest-bearing liabilities	10	69	79
Change in net interest income	$54	$(10)	$44

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income was $511,000 for the three months ended September 30, 2022, an increase of $94,000, or 22.6%, from net income of $417,000 for the three months ended September 30, 2021. The increase in net income for the three months ended September 30, 2022 was primarily attributable to a gain on proceeds from life insurance of $173,000 and an increase of $44,000 in net-interest income, offset by a $46,000 increase in non-interest expenses.

Interest Income. Interest income increased by $124,000, or 6.5%, to $2.0 million for the three months ended September 30, 2022 compared to $1.9 million for the three months ended September 30, 2021 primarily due to an increase in loan interest income.

Loan interest income increased by $99,000, or 5.5%, to $1.9 million for the three months ended September 30, 2022 from $1.8 million for the three months ended September 30, 2021, due to an increase in the average balance of the loan portfolio partially offset by a decrease in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $50.3 million, or 36.1%, from $139.3 million for the three months ended September 30, 2021 to $189.6 million for the three months ended September 30, 2022. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of one-to-four family residential loans also increased. The increase was due to additional growth with respect to adjustable-rate one-to four-family residential loans. The average yield on the loan portfolio (excluding PPP loans) decreased by 10 basis points from 4.16% for the three months ended September 30, 2021 to 4.06% for the three months ended September 30, 2022. The decrease in the average yield on loans (excluding PPP loans) was primarily due to new loans being booked at lower market interest rates prior to the recent increases in market interest rates approved by the Federal Reserve. In addition, loan interest income was positively impacted by the recognition of deferred fee income of $119,000 during the three months ended September 30, 2021 on the forgiven PPP loans repaid by the SBA compared to $0 for the three months ended September 30, 2022.

Debt securities interest income decreased $10,000, or 12.7%, to $70,000 for the three months ended September 30, 2022 from $80,000 for the three months ended September 30, 2021 due to a $1.7 million decrease in the average balance of debt securities due to securities paydowns. This decrease was offset slightly by a three basis points increase in the average yield on the debt securities portfolio to 2.56% for the three months ended September 30, 2022 from 2.53% for the three months ended September 30, 2021.

Interest Expense. Interest expense increased $79,000, or 34.1%, to $314,000 for the three months ended September 30, 2022 from $235,000 for the three months ended September 30, 2021, due to an increase of $73,000 in interest paid on deposits and an increase of $6,000 in interest paid on borrowings.

Interest expense on deposits increased $73,000, or 31.9%, to $304,000 for the three months ended September 30, 2022 from $231,000 for the three months ended September 30, 2021 due to an increase in interest expense on interest-bearing core deposits (consisting of demand, NOW, money market and savings accounts). The average balance of interest-bearing core deposits increased by $14.0 million, to $190.3 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an increase in new customers added by the Company. The average rate paid on our interest-bearing core deposits increased twenty-three basis points to 0.48% for the three months ended September 30, 2022 from 0.25% for the three months ended September 30, 2021. The increase in the average rate paid on interest-bearing core deposits was due to the Company raising the interest rates on their money market accounts to maintain customers and keep the rates in line with those competitors are offering.

Net Interest Income. Net interest income increased slightly by $44,000, or 2.6%, to $1.7 million for the three months ended September 30, 2022 from $1.7 million for the three months ended September 30, 2021; however, both net interest-earning assets and net interest rate spread decreased when comparing the two periods. Also included in net interest income for the three months ended September 30, 2021 was the recognition of deferred fee income of $119,000 on the forgiven PPP loans repaid by the SBA compared to $0 for the three months ended September 30, 2022. Net interest-earning assets decreased by $285,000, or 0.7%, to $38.4 million for the three months ended September 30, 2022 from $38.7 million for the three months ended September 30, 2021. Net interest rate spread decreased by 12 basis points to 3.16% for the three months ended September 30, 2022 from 3.28% for the three months ended September 30, 2021, reflecting a two basis points increase in the average yield on interest-earning assets offset by a 14 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin decreased 11 basis points to 3.28% for the three months ended September 30, 2022 from 3.39% for the three months ended September 30, 2021. The increase in the average yield on interest earning assets for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in the average yield of 190 basis points on our cash and cash equivalents investments due to the recent increases in the federal funds rate. The increase in the average interest rate paid on interest-bearing liabilities was due to the Company raising the interest rates on their money market accounts to maintain customers and keep the rates in line with those competitors are offering. The decrease in net interest-earning assets and net interest rate spread was the result of the growth in interest-bearing liabilities outpacing the growth of interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. At September 30, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies and Estimates” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2022 or 2021. Our allowance for loan losses was $2.1 million and $2.2 million at September 30, 2022 and 2021, respectively. The allowance for loan losses to total loans was 1.05% at September 30, 2022 and 1.46% at September 30, 2021. We recorded net charge-offs of $136,000 for the three months ended September 30, 2022 compared to net recoveries of $1,000 for the three months ended September 30, 2021. The current period charge-off was related to a participation loan with another financial institution. Non-performing assets decreased to $6,000 at September 30, 2022, compared to $115,000, or 0.05% of total assets, at June 30, 2022.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$41	$42	$(1)	(2.4)%
Mortgage banking	82	186	(104)	(55.9)%
Increase in cash surrender value of BOLI	57	46	11	23.9%
Gain on proceeds from life insurance death benefit	173	—	173	100.0%
Other	7	7	—	—%
Total non-interest income	$360	$281	$79	28.1%

Non-interest income increased by $79,000 to $360,000 for the three months ended September 30, 2022 from $281,000 for the three months ended September 30, 2021 due primarily to a gain on proceeds from life insurance death benefit. This increase was offset by a decrease in mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) which decreased by $104,000 as we sold $872,000 of mortgage loans into the secondary market during the three months ended September 30, 2022 compared to $6.6 million of such sales during the three months ended September 30, 2021 due to an increase in market interest rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$832	$825	$7	0.8%
Occupancy and equipment	172	176	(4)	(2.3)%
Data processing and office	87	97	(10)	(10.3)%
Professional fees	185	157	28	17.8%
Marketing expenses	18	15	3	20.0%
Other	151	129	22	17.1%
Total non-interest expenses	$1,445	$1,399	$46	3.3%

Non-interest expenses were $1.4 million for the three months ended September 30, 2022 and 2021. There were no significant changes in the categories comprising non-interest expenses.

Provision for Income Taxes. Income tax expense was $117,000 for the three months ended September 30, 2022, a decrease of $16,000, as compared to income tax expense of $133,000 for the three months ended September 30, 2021. The decrease in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the three months ended September 30, 2022 and 2021 was 19.0% and 24.0%, respectively. The effective tax rate declined during the three months ended September 30, 2022 as compared to the prior year period as the gain on life insurance proceeds was not subject to income taxes.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30, 2022			At June 30, 2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to- four-family residential	$30	$70	$6	$70	$—	$115
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$30	$70	$6	$70	$—	$115

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates. There were no non-accuring TDRs as of September 30, 2022 or June 30, 2022.

	At September 30,	At June 30,
	2022	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$6	$64
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	6	64
Accruing loans past due 90 days or more	—	51
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	—
Total non-performing assets	$6	$115
Total accruing troubled debt restructured loans	$127	$130
Total non-performing loans to total loans	0.00%	0.06%
Total non-performing loans to total assets	0.00%	0.05%
Total non-performing assets to total assets	0.00%	0.05%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At September 30,	At June 30,
	2022	2022

	(In thousands)

Classification of Loans:
Substandard	$24	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$24	$—
Special Mention	$1,379	$1,389

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At September 30, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies and Estimates” for additional information.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended
	September 30,
	2022	2021

	(Dollars in thousands)
Allowance at beginning of period	$2,195	$2,186
Provision for loan losses	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	(137)	—
Construction	—	—
Commercial loans and industrial	—	—
Consumer	—	—
Total charge-offs	(137)	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	1	1
Total recoveries	1	1
Net (charge-offs) recoveries	(136)	1
Allowance at end of period	$2,059	$2,187
Allowance to non-performing loans	34,316.67%	1,072.06%
Allowance to total loans outstanding at the end of the period	1.05%	1.46%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.07)%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%
Multifamily	—%	—%
Commercial	(0.07)%	—%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.07)%	—%

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

	At September 30, 2022			At June 30, 2022

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$1,564,021	76.0%	43.4%	$1,591,644	72.5%	42.9%
Commercial and industrial	27,398	1.3%	4.7%	32,701	1.5%	4.7%
Construction	24,791	1.2%	3.9%	55,029	2.5%	5.6%
One-to-four-family residential	222,284	10.8%	28.8%	263,951	12.0%	27.6%
Multi-family real estate	216,133	10.5%	18.0%	233,371	10.6%	18.1%
Consumer	620	0.0%	1.1%	601	0.0%	1.1%
Unallocated	3,622	0.2%	—	17,753	0.8%	—%
Total	$2,058,869	100%	100%	$2,195,050	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2022, we had a $77.1 million line of credit with the Federal Home Loan Bank of Chicago, and had $14.0 million in borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million as compared to $451,000 of cash provided by operating activities for the three months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $5.7 million and $7.4 million for the three months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $13.7 million compared to $7.7 million being used in financing activities for the three months ended September 30, 2022 and 2021, respectively.

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

At September 30, 2022, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 8-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2022, we had outstanding commitments to originate loans of $9.8 million, and outstanding commitments to sell loans of $176,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2022 totaled $29.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of September 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three months ended September 30, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: November 14, 2022	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)