Form 10-Q
period 2022-12-31
Marathon Bancorp, Inc. /MD/
filed 2023-02-14
CIK 1835385

Dee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of February 13, 2023, there were 2,253,311 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	December 31, 2022	2022
Assets
Cash and due from banks	$3,073,229	$2,418,041
Federal funds sold	16,384,000	6,010,000
Cash and cash equivalents	19,457,229	8,428,041
Interest bearing deposits held in other financial institutions	599,291	1,945,073
Debt securities available for sale	9,414,015	10,617,238
Debt securities held to maturity, at amortized cost (fair value $390,093 and $419,000)	521,228	532,363
Loans, net of allowance of $2,059,471 and $2,195,050, respectively	192,621,976	185,629,872
Interest receivable	607,402	565,929
Investment in restricted stock, at cost	770,273	323,000
Cash surrender value life insurance	8,844,242	9,193,315
Premises and equipment, net	2,285,431	1,676,060
Other assets	1,086,721	1,107,689
Total assets	$236,207,808	$220,018,580
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$24,912,223	$23,698,115
Interest bearing	178,111,965	164,402,333
Total deposits	203,024,188	188,100,448
Other liabilities	1,964,020	1,175,565
Total liabilities	204,988,208	189,276,013
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,262,919 and 2,269,700 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	22,227	22,295
Additional paid-in capital	8,477,862	8,487,400
Retained earnings	24,235,985	23,423,432
Unearned ESOP shares, at cost	(804,051)	(821,531)
Accumulated other comprehensive loss	(712,423)	(369,029)
Total stockholders' equity	31,219,600	30,742,567
Total liabilities and stockholders' equity	$236,207,808	$220,018,580

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2022	2021	2022	2021
Interest Income
Loans, including fees	$2,022,138	$1,610,637	$3,933,538	$3,422,801
Debt securities	59,872	83,034	130,089	163,418
Other	163,452	8,540	208,978	19,515
Total interest income	2,245,462	1,702,211	4,272,605	3,605,734
Interest Expense
Deposits	526,608	226,050	831,008	456,756
Borrowings and other	28,989	2,691	38,851	6,388
Total interest expense	555,597	228,741	869,859	463,144
Net Interest Income	1,689,865	1,473,470	3,402,746	3,142,590
Provision for Loan Losses	—	—	—	—
Net Interest Income After Provision for Loan Losses	1,689,865	1,473,470	3,402,746	3,142,590
Non-Interest Income
Service charges on deposit accounts	44,082	41,670	84,948	83,297
Mortgage banking income	54,653	172,100	136,243	358,066
Increase in cash value of life insurance	62,390	59,902	119,416	106,630
Gain on proceeds from life insurance death benefit	—	—	173,268	—
Net gain on securities transactions	24,000	14,000	24,000	14,000
Other income	8,337	2,118	15,791	8,369
Total non-interest income	193,462	289,790	553,666	570,362
Non-Interest Expenses
Salaries and employee benefits	831,677	741,210	1,663,544	1,566,350
Occupancy and equipment expenses	177,180	185,469	348,701	361,050
Data processing and office	99,484	104,496	186,534	201,304
Professional fees	188,841	172,057	373,908	329,534
Marketing expenses	33,549	27,623	51,355	42,662
Other expenses	159,691	147,930	311,651	276,987
Total non-interest expenses	1,490,422	1,378,785	2,935,693	2,777,887
Income Before Income Taxes	392,905	384,475	1,020,719	935,065
Provision for Income Taxes	91,505	99,610	208,166	233,109
Net Income	$301,400	$284,865	$812,553	$701,956

Net income per common shares-basic and diluted	$0.14	$0.13	$0.38	$0.33
Weighted average number of common shares outstanding-basic	2,148,581	2,144,911	2,148,181	2,144,221
Weighted average number of common shares outstanding-diluted	2,152,910	2,144,911	2,151,841	2,144,221

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	December 31,
	2022	2021
Net Income	$301,400	$284,865
Other comprehensive income (loss)
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(274,147)	(64,924)
Tax effect	74,680	17,684
Net amount	(199,467)	(47,240)
Reclassification adjustment for gains included in net
income (a)	(24,000)	(14,000)
Tax effect	6,538	3,815
Net amount	(17,462)	(10,185)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	1,345	4,217
Other comprehensive loss	(215,584)	(53,208)
Comprehensive Income	$85,816	$231,657

(a)The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Six Months Ended
	December 31,
	2022	2021
Net Income	$812,553	$701,956
Other comprehensive (loss) income
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(452,637)	(70,677)
Tax effect	123,899	19,251
Net amount	(328,738)	(51,426)

Reclassification adjustment for gains included in net income (a)	(24,000)	(14,000)
Tax effect	6,538	3,815
Net amount	(17,462)	(10,185)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	2,806	9,336
Other comprehensive loss	(343,394)	(52,275)
Comprehensive Income	$469,159	$649,681

(a)The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2022	$—	$22,295	$8,487,400	$23,423,432	$(821,531)	$(369,029)	$30,742,567
Net income	—	—	—	511,153	—	—	511,153
Other comprehensive loss	—	—	—	—	—	(127,810)	(127,810)
ESOP shares committed to be released (874 shares)	—	—	874	—	8,740	—	9,614
Stock based compensation	—	—	34,620	—	—	—	34,620
Balance, September 30, 2022	—	22,295	8,522,894	23,934,585	(812,791)	(496,839)	31,170,144
Net income	—	—	—	301,400	—	—	301,400
Other comprehensive loss	—	—	—	—	—	(215,584)	(215,584)
ESOP shares committed to be released (874 shares)	—	—	798	—	8,740	—	9,538
Stock based compensation	—	—	30,727	—	—	—	30,727
Purchase and retirement of common stock (6,781 shares)	—	(68)	(76,557)	—	—	—	(76,625)
Balance, December 31, 2022	$—	$22,227	$8,477,862	$24,235,985	$(804,051)	$(712,423)	$31,219,600

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2021	$—	$22,295	$8,484,019	$22,088,669	$(866,499)	$120,667	$29,849,151
Net income	—	—	—	417,091	—	—	417,091
Other comprehensive income	—	—	—	—	—	933	933
ESOP shares committed to be released (1,379 shares)	—	—	1,190	—	13,792	—	14,982
Balance, September 30, 2021		22,295	8,485,209	22,505,760	(852,707)	121,600	30,282,157
Net income	—	—	—	284,865	—	—	284,865
Other comprehensive loss	—	—	—	—	—	(53,208)	(53,208)
ESOP shares committed to be released (1,370 shares)	—	—	444	—	13,697	—	14,141
Balance, December 31, 2021	$—	$22,295	$8,485,653	$22,790,625	$(839,010)	$68,392	$30,527,955

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31,
	2022	2021
Operating Activities
Net income	$812,553	$701,956
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	101,809	101,895
Stock based compensation	65,347	—
ESOP expense	19,152	29,123
Net amortization of discounts and premiums on debt securities	53,001	63,794
Amortization of deferred loan fees, net	(24,858)	(495,351)
Net gain on sale of loans	(56,352)	(223,686)
Realized gain on available for sale debt securities	(24,000)	(14,000)
Net change in deferred taxes	147,625	198,648
Gain on proceeds from life insurance death benefit	(173,268)	—
Earnings on cash value of life insurance	(119,416)	(106,630)
(Increase) decrease in interest receivable	(41,473)	16,813
Originations of loans held for sale	(972,700)	(12,385,042)
Proceeds from loans held for sale	1,029,052	12,608,728
Net amortization of operating lease right of use assets	53,021	—
Net change in operating lease liabilities	(61,493)	—
Net change in other assets	2,961	16,002
Net change in other liabilities	151,112	(306,350)
Net Cash from Operating Activities	962,073	205,900
Investing Activities
Net change in interest-bearing deposits in other financial institutions	1,345,782	(1,456,002)
Purchase of debt securities available for sale	—	(3,000,000)
Proceeds from life insurance death benefit	641,757	—
Proceeds from sales, maturities, and repayments of debt securities available for sale	698,156	1,260,577
Proceeds from maturities and calls of debt securities held to maturity	14,188	93,654
Purchase of bank owned life insurance	—	(3,000,000)
Net increase in restricted stock	(447,273)	—
Net increase in loans	(6,967,246)	(11,660,127)
Purchases of property and equipment	(65,364)	(9,239)
Net Cash used in Investing Activities	(4,780,000)	(17,771,137)
Financing Activities
Net change in deposits	14,923,740	11,436,665
Repayments of PPPLF funding, net	—	(10,222,591)
Purchase and retirement of common stock	(76,625)	—
Net Cash from Financing Activities	14,847,115	1,214,074
Net Change in Cash and Cash Equivalents	11,029,188	(16,351,163)
Cash and Cash Equivalents, Beginning of Year	8,428,041	46,048,643
Cash and Cash Equivalents, End of Year	$19,457,229	$29,697,480
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$873,113	$471,468
Taxes	87,000	46,000

Supplemental Schedule of Noncash Investing and Financing Activities
Lease liabilities arising from using right-of-use assets	$698,837	$—

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2022 are not necessarily indicative of the results for the year ending June 30, 2023 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2022 and 2021 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2022.

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

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss ("CECL") model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures and has selected a third party vendor solution to assist with the application of ASU 2016-13. The loss estimation models are expected to be completed during the third quarter.

Note 2- Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. There were no dilutive effects for the three and six months ended December 31, 2022 or 2021. Set forth below is the calculation of earnings per share.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021

Net income applicable to common stock	$301,400	$284,865	$812,553	$701,956

Average number of shares outstanding	2,229,423	2,229,497	2,229,460	2,229,497
Less: Average unallocated ESOP shares	80,842	84,586	81,279	85,276

Average number of common shares outstanding used to calculate basic earnings per share	2,148,581	2,144,911	2,148,181	2,144,221
Effect of dilutive restricted stock awards	4,329	—	3,660	—
Average number of common shares outstanding used to calculate diluted earnings per share	2,152,910	2,144,911	2,151,841	2,144,221

Earnings per common share:
Basic	$0.14	$0.13	$0.38	$0.33
Diluted	0.14	0.13	0.38	0.33

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of December 31, 2022 and June 30, 2022, consists of the following:

	December 31,	June 30,
	2022	2022
Available for sale debt securities, at fair value	$9,414,015	$10,617,238
Held to maturity debt securities, at amortized cost	521,228	532,363
	$9,935,243	$11,149,601

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022
Available for sale debt securities
States and municipalities	$904,170	$901	$(9,512)	$895,559
Mortgage-backed	2,284,115	24,464	(115,133)	2,193,446
Corporate bonds	7,139,076	—	(814,066)	6,325,010
	$10,327,361	$25,365	$(938,711)	$9,414,015
Held to maturity debt securities
Mortgage-backed	$521,228	$—	$(131,135)	$390,093

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$1,050,034	$25,395	$(7,523)	$1,067,906
Mortgage-backed	2,825,546	27,189	(113,681)	2,739,054
Corporate bonds	7,178,367	—	(368,089)	6,810,278
	$11,053,947	$52,584	$(489,293)	$10,617,238
Held to maturity debt securities
Mortgage-backed	$532,363	$—	$(113,363)	$419,000

Securities with a carrying value of approximately $530,000 and $667,000 as of December 31, 2022 and June 30, 2022, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2022, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2022
Due in one year or less	$—	$—	$—	$—
Due from more than one to five years	3,392,837	3,280,266	—	—
Due from more than five to ten years	4,650,409	3,940,303	—	—
	8,043,246	7,220,569	—	—
Mortgage-backed securities	2,284,115	2,193,446	521,228	390,093
	$10,327,361	$9,414,015	$521,228	$390,093

There were no sales of available for sale debt securities during the three and six month periods ended December 31, 2022 and 2021. The Company did recognize gains of $24,000 and $14,000, respectively, on bonds that matured during the three and six months ended December 31, 2022 and 2021 related to previous other than temporary impairment charges taken on these securities.

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and June 30, 2022:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2022
Available for sale debt securities
States and municipalities	$(9,512)	$775,207	$—	$—	$(9,512)	$775,207
Mortgage-backed	(93,594)	1,907,093	(21,539)	152,162	(115,133)	2,059,255
Corporate bonds	(713,385)	5,355,282	(100,681)	969,728	(814,066)	6,325,010
	$(816,491)	$8,037,582	$(122,220)	$1,121,890	$(938,711)	$9,159,472
Held to maturity debt securities
Mortgage-backed securities	$(131,135)	$390,093	$—	$—	$(131,135)	$390,093

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$(6,144)	$688,504	$(1,379)	$58,621	$(7,523)	$747,125
Mortgage-backed	(98,106)	2,421,426	(15,575)	101,977	(113,681)	2,523,403
Corporate bonds	(302,991)	5,791,516	(65,098)	1,018,762	(368,089)	6,810,278
	$(407,241)	$8,901,446	$(82,052)	$1,179,360	$(489,293)	$10,080,806
Held to maturity debt securities
Mortgage-backed securities	$(113,363)	$419,000	$—	$—	$(113,363)	$419,000

There were 59 securities in an unrealized loss position in the less than 12 months category and nine securities in the 12 months or more category at December 31, 2022. There were 58 securities in an unrealized loss position in the less than 12 months category and six securities in the 12 months or more category at June 30, 2022. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Note 4- Loans

A summary of loans by major category follows:

	Unaudited
	December 31, 2022	June 30, 2022
Commercial real estate	$85,612,836	$80,603,153
Commercial and industrial	7,830,296	8,778,723
Construction	7,412,981	10,582,488
One-to-four-family residential	56,704,945	51,890,948
Multi-family real estate	35,113,319	33,944,903
Consumer	2,083,525	2,100,259
Total loans	194,757,902	187,900,474
Deferred loan fees	(76,455)	(75,552)
Allowance for loan losses	(2,059,471)	(2,195,050)
Loans, net	$192,621,976	$185,629,872

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 20% to 36% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $39,779,587 and $37,536,318 as of December 31, 2022 and June 30, 2022, respectively. There was also FHLB stock of $770,273 and $323,000 pledged as of December 31, 2022 and June 30, 2022.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended December 31, 2022 and 2021, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2022 and June 30, 2022:

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
December 31, 2022
Allowance for credit losses
Balance at beginning of year	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Charge-offs	(136,753)	—	—	—	—	—	—	(136,753)
Recoveries	—	—	—	—	—	572	—	572
Provisions	109,130	(5,303)	(30,238)	(41,667)	(17,238)	(553)	(14,131)	—
Balance at September 30, 2022	1,564,021	27,398	24,791	222,284	216,133	620	3,622	2,058,869
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	602	—	602
Provisions	(279,012)	(6,060)	(7,185)	(13,998)	(20,376)	(619)	327,250	—
Balance at December 31, 2022	$1,285,009	$21,338	$17,606	$208,286	$195,757	$603	$330,872	$2,059,471

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,285,009	21,338	17,606	208,286	195,757	603	330,872	2,059,471
Balance at end of period	$1,285,009	$21,338	$17,606	$208,286	$195,757	$603	$330,872	$2,059,471

Loans
Individually evaluated for impairment	$—	$—	$—	$179,173	$—	$—	$—	$179,173
Collectively evaluated for impairment	85,612,836	7,830,296	7,412,981	56,525,772	35,113,319	2,083,525	—	194,578,729
	$85,612,836	$7,830,296	$7,412,981	$56,704,945	$35,113,319	$2,083,525	$—	$194,757,902

	Commercial	Commercial		One-to-Four	MultiFamily
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2022
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,591,644	32,701	55,029	263,951	233,371	601	17,753	2,195,050
Balance at end of period	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Loans
Individually evaluated for impairment	$—	$—	$—	$193,385	$—	$—	$—	$193,385
Collectively evaluated for impairment	80,603,153	8,778,723	10,582,488	51,697,563	33,944,903	2,100,259		187,707,089
Balance at end of period	$80,603,153	$8,778,723	$10,582,488	$51,890,948	$33,944,903	$2,100,259	$—	$187,900,474

	Commercial	Commercial		One-to-Four	MultiFamily
December 31, 2021	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,124	—	1,124
Provisions	187,549	(89,036)	(9,003)	(53,138)	(47,734)	(102)	11,464	—
Balance at September 30, 2021	1,223,850	68,497	50,646	356,257	86,482	5,918	395,656	2,187,306
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1,337	—	1,337
Provisions	64,577	(19,488)	(2,866)	(14,346)	34,871	(1,723)	(61,025)	—
Balance at December 31, 2021	$1,288,427	$49,009	$47,780	$341,911	$121,353	$5,532	$334,631	$2,188,643

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,288,427	49,009	47,780	341,911	121,353	5,532	334,631	2,188,643
Balance at end of period	$1,288,427	$49,009	$47,780	$341,911	$121,353	$5,532	$334,631	$2,188,643
Loans
Individually evaluated for impairment	$217,449	$—	$—	$299,084	$—	$—	$—	$516,533
Collectively evaluated for impairment	62,815,351	8,901,181	8,098,343	51,381,035	24,615,280	2,254,816	—	158,066,006
Balance at end of period	$63,032,800	$8,901,181	$8,098,343	$51,680,119	$24,615,280	$2,254,816	$—	$158,582,539

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2022 and June 30, 2022, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
December 31, 2022
Commercial real estate	$84,141,457	$1,471,379	$—	$—	$85,612,836
Commercial and industrial	7,830,296	—	—	—	7,830,296
Construction	7,412,981	—	—	—	7,412,981
	$99,384,734	$1,471,379	$—	$—	$100,856,113

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2022
Commercial real estate	$79,214,378	$1,388,775	$—	$—	$80,603,153
Commercial and industrial	8,778,723	—	—	—	8,778,723
Construction	10,582,488	—	—	—	10,582,488
	$98,575,589	$1,388,775	$—	$—	$99,964,364

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of December 31, 2022 and June 30, 2022:

	Performing	Nonperforming	Total
December 31, 2022
One-to-four-family residential	$56,649,642	$55,303	$56,704,945
Multi-family real estate	35,113,319	—	35,113,319
Consumer	2,083,525	—	2,083,525
	$93,846,486	$55,303	$93,901,789

	Performing	Nonperforming	Total
June 30, 2022
One-to-four-family residential	$51,827,163	$63,785	$51,890,948
Multi-family real estate	33,944,903	—	33,944,903
Consumer	2,100,259	—	2,100,259
	$87,872,325	$63,785	$87,936,110

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of December 31, 2022 and June 30, 2022:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
December 31, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	53,919	69,951	—	55,303
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$53,919	$69,951	$—	$55,303

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	70,485	—	50,818	63,785
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$70,485	$—	$50,818	$63,785

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following tables summarize individually impaired loans by class of loans as of December 31, 2022 and June 30, 2022 and for the six months and year ended December 31, 2022 and June 30, 2022, respectively:

				For the Six Months Ended
				December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
December 31, 2022
With no related allowance recorded
One-to-four-family residential	179,173	179,173	—	182,876	2,980
	$179,173	$179,173	$—	$182,876	$2,980

For the Six Months Ended
December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

				For the Year Ended
				June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2022
With no related allowance recorded
One-to-four-family residential	$193,385	$193,385	$—	$199,080	$13,428
	$193,385	$193,385	$—	$199,080	$13,428

For the Year Ended
June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—
One-to-four-family residential	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

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

There were no loans modified as TDRs during the three and six months ended December 31, 2022 and 2021. The Company has made no commitments to lend additional funds on restructured loans.

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

The following tables present information about the Company’s leases as of and for the three and six months ended December 31, 2022:

	As of
	December 31, 2022

Right-to-use assets	$645,816
Lease liability	637,344
Weighted average remaining lease term	7.21 years
Weighted average discount rate	3.24%

	Three Months	Six Months
	Ended December 31,	Ended December 31,
	2022	2022
Operating lease costs	$31,929	$63,859
Short-term lease costs	9,570	19,140
Total lease costs	$41,499	$82,999

Cash paid for amounts included in measurement of lease liabilities	$30,999	$61,998

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of December 31,
2022
Lease payments due
$51,759
Six months ending June 30, 2023	125,220
Year ending June 30, 2024	105,013
Year ending June 30, 2025	103,622
Year ending June 30, 2026	99,575
Thereafter	233,999
Total	719,188
Discount	81,844
Lease liability	$637,344

Note 6 - Deposits

Major classifications of deposits are as follows as of December 31, 2022 and June 30, 2022.

	Unaudited
	At December 31, 2022		At June 30, 2022
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$24,912,223	12.27%	$23,698,115	12.60%
Demand, NOW, money market accounts	50,310,918	24.78%	57,797,635	30.73%
Savings accounts	45,022,584	22.18%	46,601,748	24.77%
Certificates of deposit	82,778,463	40.77%	60,002,950	31.90%
Total	$203,024,188	100.00%	$188,100,448	100.00%

Note 7- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended December 31, 2022 and 2021, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
Six Months Ended December 31, 2022
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(129,271)	—	(129,271)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,461	1,461
Balance, September 30, 2022	(447,615)	(49,224)	(496,839)
Other comprehensive losses before reclassifications (net of tax)	(199,467)	—	(199,467)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,345	1,345
Amounts reclassified from accumulated other comprehensive loss, (net of tax) (b)	(17,462)	—	(17,462)
Balance, December 31, 2022	$(664,544)	$(47,879)	$(712,423)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Net Gain on Securities Transactions ($24,000) and Provision for Income Taxes ($6,538).

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
Six Months Ended December 31, 2021
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(4,186)	—	(4,186)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	5,119	5,119
Balance, September 30, 2021	184,372	(62,772)	121,600
Other comprehensive loss before reclassifications (net of tax)	(47,240)	—	(47,240)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	(10,185)	—	(10,185)
Amounts reclassified from accumulated other comprehensive income, (net of tax) (b)	—	4,217	4,217
Balance, December 31, 2021	$126,947	$(58,555)	$68,392

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Net Gain on Securities Transactions ($14,000) and Provision for Income Taxes of ($3,815).

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than

1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of December 31, 2022 and June 30, 2022.

As of December 31, 2022 and June 30, 2022, management believes the Bank has met all capital adequacy requirements to which it is subject. As of December 31, 2022 and June 30, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$28,081	11.74%	$19,135	>	8.0%	$21,527	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$27,152	12.17%	$17,848	>	8.0%	$20,080	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At December 31, 2022, the Bank’s net worth was $27,655,896 and general loan loss reserve was $2,059,471, totaling 12.55% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2022, the Bank’s net worth was $26,783,484 and general loan loss reserve was $2,195,050, totaling 13.17% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 9 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $19,152 (upon the release of 1,748 shares) and $29,123 (upon the release of 2,749 shares) of compensation expense related to this plan for the six months ended December 31, 2022 and 2021, respectively. At December 31, 2022, there were 80,405 shares not yet released having an aggregate market value of approximately $904,556. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

A total of 73,194 stock option awards were granted to its directors, executive officers, senior officers and other officers (18,572 and 54,622 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the six months ended December 31, 2022, a director retired resulting in the forfeiture of 4,370 options.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.  The total expense of $229,184 (adjusted for forfeited options) will be amortized to expense over a period of 60 months commencing July 1, 2022. Expense amortized during the six months ended December 31, 2022 totaled $22,918. There are no options available for exercise as of December 31, 2022 or June 30, 2022.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2022, the stock options had an intrinsic value of $6,914. The stock options had no intrinsic value as of June 30, 2022.

At December 31, 2022, the average remaining contractual life of outstanding options and shares exercisable was 9.5 years.

Restricted Stock

On June 28, 2022, the Compensation Committee of the board of directors of the Company approved the grant of restricted stock awards to its directors, executive officers, senior officers and other officers under the Plan. A total of 40,203 restricted stock awards were granted to its directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 awards were granted to directors and employees, respectively). During the six months ended December 31, 2022, a director retired resulting in the forfeiture of 2,185 awards.  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  The total expense of $424,281 (adjusted for forfeited awards) will be amortized to expense over a period of 60 months commencing July 1, 2022. Expense amortized during the six months ended December 31, 2022 totaled $42,429.

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

As of December 31, 2022 and June 30, 2022, the following financial instruments were outstanding where contract amounts represent credit risk:

	December 31, 2022	June 30, 2022
Commitments to grant loans	$5,095,030	$4,025,000
Unused commitments under lines of credit	6,837,823	6,707,000
MPF credit enhancements	606,539	838,277

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of December 31, 2022, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Available for sale debt securities
States and municipalities	$895,559	$—	$895,559	$—
Mortgage-backed	2,193,446	—	2,193,446	—
Corporate bonds	6,325,010	—	4,725,010	1,600,000
Total assets	$9,414,015	$—	$7,814,015	$1,600,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Available for sale debt securities
States and municipalities	$1,067,906	$—	$1,067,906	$—
Mortgage-backed	2,739,054	—	2,739,054	—
Corporate bonds	6,810,278	—	4,910,278	1,900,000
Total assets	$10,617,238	$—	$8,717,238	$1,900,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2022 and June 30, 2022. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Six Months	Six Months
	Ended December 31,	Ended December 31,
	2022	2021

Balance at June 30,	$1,900,000	$—

Unrealized losses included in other comprehensive income (loss)	(60,000)	—

Balance at September 30,	1,840,000	—

Unrealized gains (losses) included in other comprehensive income (loss)	(240,000)

Transfer of security from Level 2 to Level 3	—	2,000,000

Balance at December 31,	$1,600,000	$2,000,000

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

The estimated fair values of financial instruments are as follows:

	December 31, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$3,073,229	$3,073,229	$2,418,041	$2,418,041
Federal funds sold	16,384,000	16,384,000	6,010,000	6,010,000
Interest bearing deposits in other financial institutions	599,291	599,291	1,945,073	1,945,073
Available for sale debt securities	9,414,015	9,414,015	10,617,238	10,617,238
Held to maturity debt securities	521,228	390,093	532,363	419,000
Loans, net	192,621,976	173,785,000	185,629,872	178,080,000
Investment in restricted stock	770,273	770,273	323,000	323,000
Interest receivable	607,402	607,402	565,929	565,929
Financial Liabilities
Deposits	$203,024,188	$186,506,000	$188,100,448	$172,922,000
Accrued interest payable	27,817	27,817	31,071	31,071

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

The estimated fair value of fee income on letters of credit at December 31, 2022 and June 30, 2022 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2022 and June 30, 2022.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At December 31, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Total Assets. Total assets increased $16.2 million, or 7.4%, to $236.2 million at December 31, 2022 from $220.0 million at June 30, 2022. The increase was primarily due to an increase of $11.0 million, or 130.9%, in cash and cash equivalents and an increase of $7.0 million, or 3.8%, in loans, net of the allowance for loan losses.

Cash and Cash Equivalents. Total cash and cash equivalents increased $11.0 million, or 130.9%, to $19.5 million at December 31, 2022 from $8.4 million at June 30, 2022, primarily due to an increase in deposits of $14.9 million offset by an increase in cash used to fund new loan originations.

Debt Securities Available for Sale. Total debt securities available for sale decreased $1.2 million, or 11.3%, to $9.4 million at December 31, 2022 from $10.6 million at June 30, 2022. The decrease was primarily due to paydowns and maturities and a decrease in the fair value of a corporate bond. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Net Loans. Net loans increased $7.0 million, or 3.8%, to $192.6 million at December 31, 2022 from $185.6 million at June 30, 2022. The increase was primarily due to a $5.0 million, or 6.2%, increase in commercial real estate loans to $85.6 million at December 31, 2022 from $80.6 million at June 30, 2022, an increase in one- to four-family residential loans of $4.8 million, or 9.3%, to $56.7 million at December 31, 2022 from $51.9 million at June 30, 2022 and an increase in multi-family real estate loans of $1.2 million, or 3.4%, to $35.1 million at December 31, 2022 from $33.9 million at June 30, 2022. Commercial and industrial loans decreased by $948,000, or 10.8%, to $7.8 million at December 31, 2022 from $8.8 million at June 30, 2022. Construction loans decreased by $3.2 million, or 30.0%, to $7.4 million at December 31, 2022 from $10.6 million at June 30, 2022. The increase in commercial and multi-family real estate loans was primarily due to our strategy to enhance our commercial and multi-family real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans. The decrease in commercial and industrial loans was due to the payoff of a $1.1 million participation loan. The decrease in construction loans was primarily related to a $3.5 million construction loan that was moved to permanent financing in September 2022.

Deposits. Total deposits increased $14.9 million, or 7.9%, to $203.0 million at December 31, 2022 from $188.1 million at June 30, 2022. Non-interest-bearing demand accounts increased $1.2 million, or 5.1%, to $24.9 million at December 31, 2022 from $23.7 million at June 30, 2022. Certificates of deposit increased $22.8 million, or 38.0%, to $82.8 million at December 31, 2022 from $60.0 million at June 30, 2022. Offsetting these increases, was a decrease in demand, NOW and money market accounts of $7.5 million, or 13.0%, to $50.3 million at December 31, 2022 from $57.8 million at June 30, 2022. Savings deposits decreased $1.6 million, or 3.4%, to $45.0 million at December 31, 2022 from $46.6 million at June 30, 2022. The increase in certificates of deposit was due to the purchase of brokered certificates of deposit of $4.5 million during the six months ended December 31, 2022 and the offering of higher rate certificate of deposit products to keep rates in line with competitors and to attract new funds to the Bank. The decrease in demand, NOW and money market accounts was due to one depositor withdrawing approximately $9.0 million in money market funds in September 2022.

Stockholders’ Equity. Total stockholders’ equity increased by $477,000, or 1.6%, to $31.2 million at December 31, 2022 from $30.7 million at June 30, 2022. The increase was primarily due to net income of $813,000 during the six months ended December 31, 2022 offset by an increase in accumulated other comprehensive loss, net of tax of $343,000 related to the decrease in fair value of a corporate bond.

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

	For the Three Months Ended December 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$194,530	$2,022	4.19%	$149,327	$1,501	4.05%
PPP loans	—	—	—%	772	110	69.64%
Debt securities	10,336	60	2.32%	12,670	83	2.62%
Cash and cash equivalents	18,883	159	3.38%	33,991	7	0.08%
Other	770	4	2.08%	262	1	1.52%
Total interest-earning assets	224,519	2,245	4.03%	197,022	1,702	3.47%
Noninterest-earning assets	14,100			14,470
Total assets	$238,619			$211,492
Interest-bearing liabilities:
Demand, NOW and money market deposits	$53,961	116	0.86%	$54,920	47	0.34%
Savings deposits	44,140	14	0.13%	45,699	17	0.15%
Certificates of deposit	81,111	396	1.95%	58,780	162	1.10%
Total interest-bearing deposits	179,212	526	1.17%	159,399	226	0.56%
FHLB advances and other borrowings	3,370	29	3.46%	—	—	—%
PPP Liquidity Facility borrowings	—	—	—%	895	3	1.34%
Total interest-bearing liabilities	182,582	555	1.21%	160,294	229	0.57%
Non-interest bearing demand deposits	25,940			22,761
Other non-interest bearing liabilities	1,943			1,257
Total liabilities	210,465			184,312
Total stockholders' equity	28,154			27,180
Total liabilities and stockholders' equity	$238,619			$211,492
Net interest income		$1,690			$1,473
Net interest rate spread (2)			2.82%			2.90%
Net interest-earning assets (3)	$41,937			$36,728
Net interest margin (4)			3.02%			3.00%
Average interest-earning assets to interest-bearing liabilities	122.97%			122.91%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended December 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$192,047	$3,933	4.10%	$144,302	$2,940	4.08%
PPP loans	—	—	—%	1,912	483	56.33%
Debt securities	10,648	130	2.44%	12,667	163	2.57%
Cash and cash equivalents	13,766	202	2.93%	38,203	17	0.09%
Other	562	8	2.49%	262	3	2.28%
Total interest-earning assets	217,023	4,273	3.94%	197,346	3,606	3.66%
Noninterest-earning assets	14,595			13,982
Total assets	$231,618			$211,328
Interest-bearing liabilities:
Demand, NOW and money market deposits	$57,450	234	0.81%	$52,263	90	0.34%
Savings deposits	45,171	30	0.13%	45,736	33	0.14%
Certificates of deposit	70,807	567	1.59%	59,083	334	1.12%
Total interest-bearing deposits	173,428	831	0.57%	157,082	457	0.58%
FHLB advances and other borrowings	2,307	39	3.38%	—	—	—%
PPP Liquidity Facility borrowings	—	—	—%	2,538	6	0.47%
Total interest-bearing liabilities	175,735	870	0.98%	159,620	463	0.58%
Non-interest-bearing demand deposits	26,194			22,999
Other non-interest-bearing liabilities	1,685			1,161
Total liabilities	203,614			183,780
Total stockholders' equity	28,004			27,548
Total liabilities and stockholders' equity	$231,618			$211,328
Net interest income		$3,403			$3,143
Net interest rate spread (2)			2.96%			3.08%
Net interest-earning assets (3)	$41,288			$37,726
Net interest margin (4)			3.13%			3.18%
Average interest-earning assets to interest-bearing liabilities	123.49%			123.63%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$458	$63	$521	$975	$18	$993
PPP loans	(135)	25	(110)	(539)	56	(483)
Debt securities	(15)	(8)	(23)	(26)	(7)	(33)
Cash and cash equivalents	(3)	155	152	(11)	196	185
Other	2	1	3	4	1	5
Total interest-earning assets	307	236	543	403	264	667
Interest-bearing liabilities:
Demand, NOW and money market deposits	(1)	70	69	9	135	144
Savings deposits	(1)	(2)	(3)	(1)	(3)	(4)
Certificates of deposit	61	173	234	66	167	233
Total interest-bearing deposits	59	241	300	74	299	373
FHLB advances and other borrowings	—	29	29	—	39	39
PPP Liquidity Facility borrowings	(3)	—	(3)	(5)	—	(5)
Total interest-bearing liabilities	56	270	326	69	338	407
Change in net interest income	$251	$(34)	$217	$334	$(74)	$260

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

General. Net income was $301,000 for the three months ended December 31, 2022, an increase of $16,000, or 5.9%, from net income of $285,000 for the three months ended December 31, 2021. The increase in net income for the three months ended December 31, 2022 was primarily attributable to an increase of $216,000 in net-interest income, offset by a $111,000 increase in non-interest expenses and a decrease in non-interest income of $96,000.

Interest Income. Interest income increased by $543,000, or 31.9%, to $2.2 million for the three months ended December 31, 2022 compared to $1.7 million for the three months ended December 31, 2021 primarily due to increases in loan interest income of $411,000 and other interest income (cash and cash equivalents and other) of $155,000. The increase in other interest income was primarily due to an increase in the average yield of 330 basis points on our cash and cash equivalents investments due to the recent increases in the federal funds rate.

Loan interest income increased by $411,000, or 25.6%, to $2.0 million for the three months ended December 31, 2022 from $1.6 million for the three months ended December 31, 2021, due to an increase in the average balance of the loan portfolio and a slight increase in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $45.2 million, or 30.3%, from $149.3 million for the three months ended December 31, 2021 to $194.5 million for the three months ended December 31, 2022. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of one-to-four family residential loans also increased. The increase was due to additional growth with respect to adjustable-rate one-to four-family residential loans. The average yield on the loan portfolio (excluding PPP loans) increased by 14 basis points from 4.05% for the three months ended December 31, 2021 to 4.19% for the three months ended December 31, 2022. The increase in the average yield on loans (excluding PPP loans) was primarily due to new loans being booked at higher market interest rates subsequent to the recent rate hikes approved by the Federal Reserve. Loan interest income on PPP loans was positively impacted by the recognition of deferred fee income of $108,000 during the three months ended December 31, 2021 on the forgiven PPP loans repaid by the SBA compared to $0 for the three months ended December 31, 2022.

Debt securities interest income decreased by $23,000, or 27.9%, to $60,000 for the three months ended December 31, 2022 from $83,000 for the three months ended December 31, 2021 due to a $2.3 million decrease in the average balance of debt securities associated with securities paydowns. This was in addition to a decrease of 30 basis points in the average yield on the debt securities portfolio to 2.32% for the three months ended December 31, 2022 from 2.62% for the three months ended December 31, 2021. The decrease in the average yield was related to paydowns on securities bearing higher interest rates and the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Interest Expense. Interest expense increased $326,000, or 143.0%, to $555,000 for the three months ended December 31, 2022 from $229,000 for the three months ended December 31, 2021, due to an increase of $300,000 in interest paid on deposits and an increase of $26,000 in interest paid on borrowings.

Interest expense on deposits increased $300,000, or 133.0%, to $526,000 for the three months ended December 31, 2022 from $226,000 for the three months ended December 31, 2021 due to an increase in the average rate paid on all deposit categories excluding savings deposits and an increase in the average balance of certificates of deposit which increased by $22.3 million, to $81.1 million as compared to $58.8 million when comparing the three months ended December 31, 2022 to the three months ended December 31, 2021. The increase in the average rate paid on all deposit categories excluding savings deposits was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with those competitors are offering. The increase in the average balance of certificates of deposit was due to the purchase of brokered certificates of deposit of $4.5 million and the offering of higher rate certificate of deposit products to attract new funds to the Bank during the three months ended December 31, 2022.

Net Interest Income. Net interest income increased by $217,000, or 14.7%, to $1.7 million for the three months ended December 31, 2022 from $1.5 million for the three months ended December 31, 2021. Also included in net interest income for the three months ended December 31, 2021 was the recognition of deferred fee income of $108,000 on the forgiven PPP loans repaid by the SBA compared to $0 for the three months ended December 31, 2022. Net interest-earning assets increased by $5.2 million, or 14.2%, to $41.9 million for the three months ended December 31, 2022 from $36.7 million for the three months ended December 31, 2021. Net interest rate spread decreased by eight basis points to 2.82% for the three months ended December 31, 2022 from 2.90% for the three months ended December 31, 2021, reflecting a 64 basis points increase in the average rate paid on interest-bearing liabilities which was offset by a 56 basis points increase in the average yield on interest-earning assets. The net interest margin increased by two basis points to 3.02% for the three months ended December 31, 2022 from 3.00% for the three months ended December 31, 2021. The increase in the average yield on interest earning assets for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was primarily due to an increase in the average yield of 330 basis points on our cash and cash equivalents investments due to the recent increases in the federal funds rate. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories excluding savings accounts to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. At December 31, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories. However, due to the economic and social impacts of the Pandemic being significantly reduced from prior periods, at December 31, 2022, further reduction of the COVID factor was applied to all loan categories. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies and Estimates” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended December 31, 2022 or 2021. Our allowance for loan losses was $2.1 million and $2.2 million at December 31, 2022 and 2021, respectively. The allowance for loan losses to total loans was 1.06% at December 31, 2022 and 1.38% at December 31, 2021. We recorded no charge-offs or recoveries for the three months ended December 31, 2022 compared to net recoveries of $1,000 for the three months ended December 31, 2021. Non-performing assets decreased to $55,000, or 0.02% of total assets at December 31, 2022, compared to $115,000, or 0.05% of total assets, at June 30, 2022.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$44	$42	$2	4.8%
Mortgage banking	55	172	(117)	(68.0)%
Increase in cash surrender value of BOLI	62	60	2	3.3%
Net gain on securities transactions	24	14	10	71.4%
Other	8	2	6	300.0%
Total non-interest income	$193	$290	$(97)	(33.4)%

Non-interest income decreased by $97,000 to $193,000 for the three months ended December 31, 2022 from $290,000 for the three months ended December 31, 2021 due primarily to a decrease in mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) which decreased by $117,000 as we sold $101,000 of mortgage loans into the secondary market during the three months ended December 31, 2022 compared to $5.8 million of such sales during the three months ended December 31, 2021 due to an increase in market interest rates, which resulted in decreased demand for mortgage loan refinancing.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$832	$741	$91	12.3%
Occupancy and equipment	177	186	(9)	(4.8)%
Data processing and office	99	104	(5)	(4.8)%
Professional fees	189	172	17	9.9%
Marketing expenses	34	28	6	21.4%
Other	159	148	11	7.4%
Total non-interest expenses	$1,490	$1,379	$111	8.0%

Non-interest expenses were $1.5 million for the three months ended December 31, 2022 compared to $1.4 million for the three months ended December 31, 2021. The increase was due to an increase in salaries and employee benefits of $91,000 related to the new stock compensation plan implemented by the Company on June 28, 2022.

Provision for Income Taxes. Income tax expense was $92,000 for the three months ended December 31, 2022, a decrease of $8,000, as compared to income tax expense of $100,000 for the three months ended December 31, 2021. The decrease in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the three months ended December 31, 2022 and 2021 was 23.0% and 26.0%, respectively. The effective tax rate declined during the three months ended December 31, 2022 due to an increase in tax-exempt income as compared to the prior year period.

Comparison of Operating Results for the Six Months Ended December 31, 2022 and 2021

General. Net income was $813,000 for the six months ended December 31, 2022, an increase of $111,000, or 15.8%, from net income of $702,000 for the six months ended December 31, 2021. The increase in net income for the six months ended December 31, 2022 was primarily attributable to an increase of $260,000 in net-interest income and a gain on proceeds from life insurance of $173,000, offset by a $158,000 increase in non-interest expenses.

Interest Income. Interest income increased by $667,000, or 18.5%, to $4.3 million for the six months ended December 31, 2022 compared to $3.6 million for the six months ended December 31, 2021 primarily due to increases in loan interest income and other interest income (cash and cash equivalents and other). The increase in other interest income was primarily due to an increase in the average yield of 284 basis points on our cash and cash equivalents investments due to the recent increases in the federal funds rate.

Loan interest income increased by $511,000, or 14.9%, to $3.9 million for the six months ended December 31, 2022 from $3.4 million for the six months ended December 31, 2021, due to an increase in the average balance of the loan portfolio and a slight increase in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $47.7 million, or 33.1%, from $144.3 million for the six months ended December 31, 2021 to $192.0 million for the six months ended December 31, 2022. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of one-to-four family residential loans also increased. The increase was due to additional growth with respect to adjustable-rate one-to four-family residential loans. The average yield on the loan portfolio (excluding PPP loans) increased by two basis points from 4.08% for the six months ended December 31, 2021 to 4.10% for the six months ended December 31, 2022. Loan interest income from PPP loans was positively impacted by the recognition of deferred fee income of $473,000 during the six months ended December 31, 2021 on the forgiven PPP loans repaid by the SBA compared to $0 for the six months ended December 31, 2022.

Debt securities interest income decreased $33,000, or 20.2%, to $130,000 for the six months ended December 31, 2022 from $163,000 for the six months ended December 31, 2021 due to a $2.0 million decrease in the average balance of debt securities due to securities paydowns and a 13 basis points decrease in the average yield on the debt securities portfolio to 2.44% for the six months ended December 31, 2022 from 2.57% for the six months ended December 31, 2021. The decrease in the average yield was related to paydowns on securities bearing higher interest rates and the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Interest Expense. Interest expense increased $407,000, or 87.8%, to $870,000 for the six months ended December 31, 2022 from $463,000 for the six months ended December 31, 2021, due to an increase of $373,000 in interest paid on deposits and an increase of $34,000 in interest paid on borrowings.

Interest expense on deposits increased $373,000, or 81.9%, to $831,000 for the six months ended December 31, 2022 from $457,000 for the six months ended December 31, 2021 due to an increase in interest expense on all deposit categories excluding savings deposits. The average balance of interest-bearing demand, NOW and money market accounts and certificates of deposit increased with the average balance of demand, NOW and money market accounts increasing $5.2 million, or 9.0%, and the average balance of certificates of deposit increasing $11.7 million, or 19.8%. The increase in the average balance of certificates of deposit was due the purchase of brokered certificates of deposit of $4.5 million and the remaining increase in the average balance of certificates of deposit and demand, NOW and money market accounts was due to offering higher rate deposit products during the six months ended December 31, 2022. The average rate paid on demand, NOW and money market accounts and certificates of deposit also increased with the average rate paid on demand, NOW and money market accounts increasing by 47 basis points and the average rate paid on certificates of deposit also increasing 47 basis points. The increase in the average rate paid on all deposit categories excluding savings deposits was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Net Interest Income. Net interest income increased by $260,000, or 8.3%, to $3.4 million for the six months ended December 31, 2022 from $3.1 million for the six months ended December 31, 2021. Also included in net interest income for the six months ended December 31, 2021 was the recognition of deferred fee income of $473,000 on the forgiven PPP loans repaid by the SBA compared to $0 for the six months ended December 31, 2022. Net interest-earning assets increased by $3.6 million, or 9.4%, to $41.3 million for the six months ended December 31, 2022 from $37.7 million for the six months ended December 31, 2021. Net interest rate spread decreased by 12 basis points to 2.96% for the six months ended December 31, 2022 from 3.08% for the six months ended December 31, 2021, reflecting a 40 basis points increase in the average rate paid on interest-bearing liabilities offset by a 28 basis points increase in the average yield on interest-earning assets. The net interest margin decreased five basis points to 3.13% for the six months ended December 31, 2022 from 3.18% for the six months ended December 31, 2021. The increase in the average yield on interest earning assets for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was primarily due to an increase in the average yield of 284 basis points on our cash and cash equivalents investments due to the recent increases in the federal funds rate. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories excluding savings accounts to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. At December 31, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories. However, due to the economic and social impacts of the Pandemic being significantly reduced from prior periods, at December 31, 2022, further reduction of the COVID factor was applied to all loan categories. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies and Estimates” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the six months ended December 31, 2022 or 2021. Our allowance for loan losses was $2.1 million and $2.2 million at December 31, 2022 and 2021, respectively. The allowance for loan losses to total loans was 1.06% at December 31, 2022 and 1.38% at December 31, 2021. We recorded net charge-offs of $136,000 for the six months ended December 31, 2022 compared to net recoveries of $2,000 for the six months ended December 31, 2021. The current period charge-off was related to a participation loan with another financial institution. Non-performing assets decreased to $55,000, or 0.02% of total assets at December 31, 2022, compared to $115,000, or 0.05% of total assets, at June 30, 2022.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$85	$83	$2	2.41%
Mortgage banking	136	358	(222)	(62.0)%
Increase in cash surrender value of BOLI	120	107	13	12.1%
Net gain on securities transactions	24	14	10	71.43%
Gain on proceeds from life insurance death benefit	173	—	173	100.00%
Other	16	8	8	100.00%
Total non-interest income	$554	$570	$(16)	(0.3)%

Non-interest income decreased by $16,000 to $554,000 for the six months ended December 31, 2022 from $570,000 for the six months ended December 31, 2021 due primarily to a decrease in mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) which decreased by $222,000 as we sold $973,000 of mortgage loans into the secondary market during the six months ended December 31, 2022 compared to $12.4 million of such sales during the six months ended December 31, 2021 due to an increase in market interest rates, which resulted in decreased demand for mortgage loan refinancing. This decrease was offset by a gain on proceeds from life insurance death benefit of $173,000.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,664	$1,566	$98	6.3%
Occupancy and equipment	349	361	(12)	(3.3)%
Data processing and office	186	201	(15)	(7.5)%
Professional fees	374	330	44	13.3%
Marketing expenses	51	43	8	18.6%
Other	312	277	35	12.6%
Total non-interest expenses	$2,936	$2,778	$158	5.7%

Non-interest expenses were $2.9 million and $2.8 million for the six months ended December 31, 2022 and 2021, respectively. The increase in salaries and employee benefits was due to an increase in salaries and employee benefits related to the new stock compensation plan implemented by the Company on June 28, 2022. Professional fees increased due to the use of an outside hiring service and professional fees associated with the implementation of the Company’s new stock compensation plan.

Provision for Income Taxes. Income tax expense was $208,000 for the six months ended December 31, 2022, a decrease of $25,000, as compared to income tax expense of $233,000 for the six months ended December 31, 2021. The decrease in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the six months ended December 31, 2022 and 2021 was 20.4% and 24.9%, respectively. The effective tax rate declined during the six months ended December 31, 2022 as compared to the prior year period as the gain on life insurance proceeds was not subject to income taxes.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2022			At June 30, 2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to- four-family residential	$54	$70	$55	$70	$—	$115
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$54	$70	$55	$70	$—	$115

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates. There were no non-accruing TDRs as of December 31, 2022 or June 30, 2022.

	At December 31,	At June 30,
	2022	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$55	$64
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	55	64
Accruing loans past due 90 days or more	—	51
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	—	—
Total non-performing assets	$55	$115
Total accruing troubled debt restructured loans	$124	$130
Total non-performing loans to total loans	0.03%	0.06%
Total non-performing loans to total assets	0.02%	0.05%
Total non-performing assets to total assets	0.02%	0.05%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At December 31,	At June 30,
	2022	2022

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention	$1,471	$1,389

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At December 31, 2022 and June 30, 2022, the qualitative loan portfolio risk factors were slightly reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations. However, due to the economic and social impacts of the Pandemic being significantly reduced from prior periods, at December 31, 2022, further reduction of the COVID factor was applied to all loan categories. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marathon Bancorp. Inc.—Summary of Significant Accounting Policies and Estimates” for additional information.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$2,059	$2,187	$2,195	$2,186
Provision for loan losses	—	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	(137)	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	(137)	—
Recoveries:
Real estate loans:			—	—
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	1	1	2
Total recoveries	—	1	1	2
Net (charge-offs) recoveries	—	1	(136)	2
Allowance at end of period	$2,059	$2,188	$2,059	$2,188
Allowance to non-performing loans	3,743.64%	1,367.50%	3,743.64%	1,367.50%
Allowance to total loans outstanding at the end of the period	1.06%	1.38%	1.06%	1.38%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	(0.07)%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	(0.07)%	—%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	(0.07)%	0.00%

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

	At December 31, 2022			At June 30, 2022

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$1,285,009	62.4%	44.0%	$1,591,644	72.5%	42.9%
Commercial and industrial	21,338	1.0%	4.0%	32,701	1.5%	4.7%
Construction	17,606	0.9%	3.8%	55,029	2.5%	5.6%
One-to-four-family residential	208,286	10.1%	29.1%	263,951	12.0%	27.6%
Multi-family real estate	195,757	9.5%	18.0%	233,371	10.6%	18.1%
Consumer	603	0.0%	1.1%	601	0.0%	1.1%
Unallocated	330,872	16.1%	—	17,753	0.8%	—%
Total	$2,059,471	100%	100%	$2,195,050	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2022, we had a $82.6 million line of credit with the Federal Home Loan Bank of Chicago, and had no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $962,000 as compared to $206,000 of cash provided by operating activities for the six months ended December 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $4.8 million and $17.8 million for the six months ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $14.8 million compared to $1.2 million being used in financing activities for the six months ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 8-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2022, we had outstanding commitments to originate loans of $11.9 million, and no outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2022 totaled $46.6 million, which include $6.7 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of December 31, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2022, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 113,485 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. Set forth below is the share repurchase activity for the three months ended December 31, 2022. All shares of common stock repurchased will be retired.

Approximate Number
			Total Number of Shares	of Shares That
			Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased	Per Share	Or Programs	Programs
-
October 1-31, 2022	-	$-	-	-
November 1-30, 2022	-	$-	-	113,485
December 1-31, 2022	6,781	$11.254	6,781	106,704

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
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: February 14, 2023	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)