Form 10-K
period 2023-06-30
Marathon Bancorp, Inc. /MD/
filed 2023-09-20
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7263(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2022 was $15,250,144.

As of September 19, 2023, there were 2,157,497 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2023 Annual Meeting of Shareholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

June 30, 2023

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	risks and uncertainties related to the restatement of certain of our historical consolidated financial statements;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

BUSINESS OF MARATHON MHC

Marathon MHC was formed as a Wisconsin-chartered mutual holding company and will at all times own a majority of the outstanding shares of Marathon Bancorp’s common stock. Depositors of Marathon Bank are members of Marathon MHC and have voting rights in the affairs of Marathon MHC.

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

From our founding until 2014, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In February 2014, we hired our current president and chief executive officer, Nicholas W. Zillges, and since this time we have strengthened and modernized our operations through upgrades to our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Zillges, we have developed a commercial real estate lending infrastructure, with a particular focus on expanding into Southeastern Wisconsin, including the Milwaukee metropolitan area, to diversify our balance sheet, which included reducing our investment portfolio and using those funds to grow our commercial loan portfolio. As part of our effort to expand into Southeastern Wisconsin, in 2018 we opened a new branch in Mequon, Wisconsin. We expect to open a new branch in Brookfield, Wisconsin in the third quarter of fiscal 2024 subject to the receipt of applicable regulatory approvals. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits. While we have developed our commercial real estate platform in recent years, we also remain committed to our local community and intend to continue to be a significant one- to four-family residential mortgage lender in our market areas.

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

At June 30, 2023, we had total consolidated assets of $238.8 million, total deposits of $197.3 million and total stockholders’ equity of $31.3 million. Our executive office is located at 500 Scott Street, Wausau, Wisconsin 53226, and our telephone number at this address is (715) 845-7331. Our website address is www.marathonbank.com. Information on our website is not and should not be considered a part of this Form 10-K.

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

Marathon County’s total population for 2023 is estimated at 139,198, approximately 3.83% growth since 2010. A relatively high percentage of Marathon County’s non-farm, non-government workforce is in the education, healthcare and manufacturing sectors, estimated at over 36% of the labor force. Other significant employer industries in the county include wholesale/retail trade and finance/insurance/real estate. Median household income for 2023 in Marathon County is estimated to be $72,997.

Ozaukee County’s total population for 2023 is estimated at 93,036, approximately 7.69% growth since 2010. Leisure and hospitality, education and healthcare represent over 26% of the labor force. Other significant employer industries in Ozaukee County include retail trade and services and manufacturing. Median household income for 2023 in Ozaukee County is estimated to be $86,915.

Milwaukee County’s total population for 2023 is estimated at 937,014, an approximately 1.13% decrease since 2010. Milwaukee County’s most significant employers are in the manufacturing, education, healthcare, retail trade and finance/insurance/real estate industries. Median household income for 2023 in Milwaukee County is estimated to be $56,347.

Waukesha County’s total population for 2023 is estimated at 412,105, approximately 4.92% growth since 2010. The most significant employers in Waukesha county are in the manufacturing, education, health care, wholesale/retail trade, services and finance/insurance/real estate industries. Waukesha County has the highest median household income of any of Marathon Bank’s market area counties, estimated to be $103,177 for 2023.

Unemployment rates as of June 30, 2023 and June 30, 2022 are set forth in the following table.

Region	June 2023	June 2022
United States	3.6%	3.6%
Wisconsin	2.5%	2.9%
Marathon County	3.2%	3.0%
Ozaukee County	3.1%	3.0%
Milwaukee County	4.3%	4.7%
Waukesha County	3.1%	3.0%

Major employers in Marathon Bank’s market area are United Health Group, United Medical Resources, Aspirus, Columbia-St. Mary’s hospital, Aurora Health Care, Ascension Wisconsin, GE Healthcare Technologies, Kroger Co. and Kohl’s.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate
One- to four-family residential real estate (1)	$59,563	29.8%	$51,891	27.6%
Multifamily	44,184	22.1%	33,945	18.1%
Commercial	84,581	42.3%	80,603	42.9%
Construction	1,905	1.0%	10,582	5.6%
Commercial and industrial	6,878	3.4%	8,779	4.7%
Consumer	2,825	1.4%	2,100	1.1%
Total loans	199,936	100.0%	187,900	100.0%
Less:
Deferred loan fees	63		75
Allowance for losses	2,159		2,195
Total loans, net	$197,714		$185,630
(1)	Includes loans held for sale of $0 and $78,000 at June 30, 2023 and June 30, 2022, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ. Excludes loans held for sale.

				One- to Four-
	Commercial	Commercial		Family
	Real Estate	and Industrial	Construction	Residential

	(In thousands)
Amounts due in:
One year or less	$9,801	$433	$—	$2,296
More than one to five years	72,917	3,832	1,905	16,228
More than five to 15 years	1,715	2,613	—	3,250
More than 15 years	148	—	—	37,789
Total	$84,581	$6,878	$1,905	$59,563

	Multifamily
	Real Estate	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$434	$1,158	$14,122
More than one to five years	42,255	1,623	138,760
More than five to 15 years	1,495	42	9,115
More than 15 years	—	2	37,939
Total	$44,184	$2,825	$199,936

The following table sets forth our fixed and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2023. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$17,405	$39,861	$57,266
Multifamily	38,822	4,928	43,750
Commercial	73,173	1,607	74,780
Construction	1,905	—	1,905
Commercial and industrial loans	6,446	—	6,446
Consumer	638	1,029	1,667
Total loans	$138,389	$47,425	$185,814

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At June 30, 2023, we had $84.6 million in commercial real estate loans, representing 42.3% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and other special purpose commercial properties, primarily in Southeastern Wisconsin. At June 30, 2023, $76.9 million of our commercial real estate portfolio was secured by non-owner-occupied commercial real estate.

Our commercial real estate loans generally are fixed rate, have initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of cost or appraised value of the property securing the loan.

At June 30, 2023, the average loan size of our commercial real estate loans was $843,000, and the largest of such loans was a $3.2 million loan secured by a commercial retail rental property. This loan was performing in accordance with its repayment terms at June 30, 2023.

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

Multifamily Real Estate Loans. At June 30, 2023, multifamily real estate loans were $44.2 million, or 22.1%, of our total loan portfolio, which was partly due to our purchases of participation interests in multifamily real estate loans totaling $8.4 million. Our multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

At June 30, 2023, the average loan size of our multifamily real estate loans was $1.1 million and the largest of such loans was a $3.4 million loan secured by multiple non-owner-occupied rental properties. This loan was performing in accordance with its repayment terms at June 30, 2023.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2023, we had $59.6 million of loans secured by one- to four-family residential real estate, representing 29.8% of our total loan portfolio, which included no residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At June 30, 2023, 34.5% of our one- to four-family residential real estate loans were fixed-rate loans, and 65.5% of such loans were adjustable-rate loans. At June 30, 2023, $3.0 million of our loans secured by one- to four-family residential real estate were in a junior lien position.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2023 was $726,200 for single-family homes in our market area. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to government-sponsored enterprises such as Freddie Mac and Fannie Mae and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We retain a majority of our jumbo loans in our loan portfolio. Jumbo loans that we originate may be fixed- or adjustable-rate loans and typically have 10 to 30 year terms with maximum loan-to-value ratios of 80%. At June 30, 2023, we had $22.8 million in jumbo loans, which represented 38.3% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $1.3 million at June 30, 2023. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Marathon County, Wisconsin.

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

Commercial and Industrial Loans. At June 30, 2023, we had $6.9 million of commercial and industrial loans, representing 3.4% of our total portfolio. These loans are generally originated to small businesses and medical providers in our primary market areas. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment or inventory. To the extent these loans are secured, they are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally lines of credit with terms of one to two years. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to The Wall Street Journal Prime Rate. We generally obtain personal guarantees with commercial and industrial loans.

At June 30, 2023, the average loan size of our commercial and industrial loans was $83,000, and our largest outstanding commercial and industrial loan balance was a $578,000 loan to a trucking company. This loan was performing in accordance with its repayment terms at June 30, 2023.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. At June 30, 2023, $3.8 million of commercial and industrial loans were unsecured.

Construction Loans. At June 30, 2023, construction loans totaled $1.9 million, or 1.0% of our total loan portfolio. We also have undrawn amounts on construction loans totaling $215,000 at June 30, 2023. Most of these loans are with local developers for the construction of commercial real estate developments and are secured by properties located in our primary market areas. Because our construction loan originations are with select customers, the terms of our construction loan originations are not based on standardized terms and instead are individually negotiated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, and loans secured by certificates of deposit. At June 30, 2023, our consumer loan portfolio totaled $2.8 million, or 1.4% of our total loan portfolio. At June 30, 2023, we had $114,315 in unsecured consumer loans.

At June 30, 2023, home equity lines of credit (which we categorize as consumer loans) totaled $1.1 million in outstanding balances. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with an aggregate loan-to-value ratio up to 80%. Our home equity lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the Prime Rate, as reported in The Wall Street Journal.

Loan Underwriting Risks

Commercial Real Estate and Multifamily Real Estate Loans. Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concerns in commercial and multifamily real estate lending are the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Continued uncertainty or weakness in economic conditions may impair a borrower’s business operations and lead to existing lease turnover. Vacancy rates for retail, office and industrial space may increase which could result in rents falling. The contribution of these factors could result in the deterioration of the fundamentals underlying the commercial real estate market and lead to the deterioration in value of some of our loans. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial or multifamily real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. A Phase I environmental site assessment is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

We currently sell a significant majority of the conforming fixed-rate one- to four-family residential real estate loans we originate on the secondary market. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to Fannie Mae, Freddie Mac and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. During the year ended June 30, 2023, we originated $3.9 million of one- to four-family residential real estate loans and sold $4.0 million, and during the year ended June 30, 2022, we originated $16.8 million of one- to four-family residential real estate loans and sold $17.1 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We purchase loan participations secured by properties primarily within the state of Wisconsin in loans in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2023, the outstanding balances of our loan participations where we are not the lead lender totaled $16.6 million, or 8.3% of our loan portfolio, of which $6.4 million were commercial real estate loans, $8.4 million were multifamily real estate loans, and $1.8 million were commercial and industrial loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2023, we had participated out portions of eight loans with an aggregate amount of $9.7 million. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2023, based on the 20% limitation, our loans-to-one-borrower limit was approximately $6.1 million. At June 30, 2023, our largest loan relationship with one borrower was for $5.1 million, which was secured by commercial real estate properties, with the underlying loans performing in accordance with their original terms on that date.

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

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

A loan was classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider. This usually included a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans was accrued after the borrower demonstrated the ability to pay under the restructured terms through a sustained period of repayment performance, which was generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2023			2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$27	$—	$—	$70	$—	$115
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	16	—	—	—	—	—
Consumer loans	—	—	—	—
Total	$43	$—	$—	$70	$—	$115

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets includes other real estate owned of $2.3 million related to the foreclosure of collateral supporting a construction loan which was valued at $2.3 million and is included in foreclosed assets. The valuation was based on recently obtained independent appraisals subject to certain discounts less estimated costs to sell. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At June 30,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$64
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	—	64

Accruing loans past due 90 days or more	—	51

Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	2,312	—
Commercial and industrial	—	—
Consumer loans	—	—
Total real estate owned	2,312	—

Total non-performing assets	$2,312	$115

Total accruing troubled debt restructured loans	$117	$130
Total non-performing loans to total loans	—	0.06%
Total non-performing loans to total assets	—	0.05%
Total non-performing assets to total assets	0.97%	0.05%

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At June 30,
	2023	2022

	(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention/Watch	$—	$1,389

During the year ended June 30, 2023, $1.4 million in commercial real estate loans previously rated special mention/watch were paid off in full by the respective borrower.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At June 30, 2023, the qualitative loan portfolio risk factors were reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the Years Ended
	June 30,
	2023	2022

	(Dollars in thousands)
Allowance at beginning of year	$2,195	$2,186
Provision for loan losses	—	—

Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	(137)	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total charge-offs	(137)	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	98	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	3	9
Total recoveries	101	9

Net (charge-offs) recoveries	(36)	9

Allowance at end of year	$2,159	$2,195

Allowance to non-performing loans	—	1908.7%
Allowance to total loans outstanding at the end of the year	1.08%	1.17%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.02)%	0.01%

Net (charge-offs) recoveries to average loans outstanding during the year:

Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	(0.02)%	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	0.01%
Total net (charge-offs) recoveries to average loans outstanding during the year	(0.02)%	0.01%

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

	At June 30,
	2023			2022
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
		to Total	Each		to Total	Each
		Allocated	Category to		Allocated	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$207	9.6%	29.8%	$264	12.0%	27.6%
Multifamily	365	16.9%	22.1%	233	10.6%	18.1%
Commercial	1,196	55.4%	42.3%	1,592	72.5%	42.9%
Construction	6	0.3%	1.0%	55	2.5%	5.6%
Commercial and industrial loans	18	0.8%	3.4%	33	1.5%	4.7%
Consumer	2	0.1%	1.4%	—	0.0%	1.1%
Total allocated allowance	1,794	83.1%	100.0%	2,177	99.2%	100.0%
Unallocated	365	16.9%	-	18	0.8%	-
Total allowance for loan losses	$2,159	100.0%	100.0%	$2,195	100.0%	100.0%

The shift in the allowance for loan loss balance from the commercial real estate component to the unallocated allowance component was primarily related to the reduction in the qualitative factors associated with Pandemic issues offset by the growth in the commercial real estate portfolio.

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

Corporate Debt Securities. At June 30, 2023, we had corporate debt securities totaling $6.2 million, which constituted 65.6% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At June 30, 2023, we had municipal securities totaling $888,000, which constituted 9.4% of our securities portfolio. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At June 30, 2023, we had mortgage-backed securities totaling $2.4 million, which constituted 25.0% of our securities portfolio, including $1.2 million of agency collateralized mortgage obligations (CMOs). Of the $2.1 million of non-CMO mortgage-backed securities, $74,000 were commercial-backed and $1.3 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Marathon Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $770,000 and $323,000 at June 30, 2023 and 2022, respectively. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The composition and maturities of the debt securities held to maturity portfolio at June 30, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our debt securities in this table at June 30, 2023, were taxable securities. Please refer to Note 3 of the notes to consolidated financial statements for the composition and maturities of the debt securities available for sale portfolio at June 30, 2023.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Debt securities held to maturity:
Mortgage-backed securities	$—	—	$—	—	$516	0.2%	$—	—	$516	$376	0.2%
Total	$—	—	$—	—	$516	0.2%	$—	—	$516	$376	0.2%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2023, we had $22.2 million in brokered deposits. At June 30, 2023, our core deposits, which are deposits other than certificates of deposit, were $113.4 million, representing 57.5% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand accounts	$26,181	13.27%	$23,698	12.60%
Demand, NOW and money market accounts	44,663	22.64%	57,797	30.73%
Savings deposits	42,555	21.57%	46,602	24.78%
Certificates of deposit	83,855	42.51%	60,003	31.90%
Total	$197,254	100.00%	$188,100	100.00%

As of June 30, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $47.9 million, of which $15.7 million was the aggregate amount of our uninsured certificates of deposit. As of June 30, 2022, the aggregate amount of uninsured deposits was $46.7 million, of which $3.4 million was the aggregate amount of our uninsured certificates of deposit. The following table sets forth the maturity of these certificates as of June 30, 2023.

June 30, 2023
(In thousands)
Maturity Period:
Three months or less	$823
Over three months through six months	10,151
Over six months through twelve months	3,012
Over twelve months	1,733
Total	$15,719

Borrowings. As of June 30, 2023, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow up to $84.0 million subject to providing additional collateral. At June 30,

2023 and 2022, we had $8.0 million and $0, respectively of Federal Home Loan Bank of Chicago advances (see Note 9 of the Notes to the Consolidated Financial Statements). The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. The Company also has a federal funds purchased borrowing arrangement with a correspondent bank for $5.0 million which reprices daily based on the Federal Funds rate. There were no borrowings under these arrangements at June 30, 2023.

Personnel and Human Capital Resources

As of June 30, 2023, we had 35 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable.

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

Federal Taxation

Method of Accounting. For federal income tax purposes, Marathon Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. Marathon Bancorp and Marathon Bank intend to file a consolidated federal income tax return beginning with the taxable year ended June 30, 2023. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Marathon Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryfowards arising from tax years beginning after 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2023, the Company had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2023, the Company had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. At June 30, 2023, the Company had no Wisconsin net operating loss carryforwards.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2023, Marathon Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of Marathon Bank’s size will range from 3.5 to 32 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Marathon Bank. We cannot predict what deposit insurance assessment rates will be in the future.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum net worth ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2023 and 2022, Marathon Bank’s net worth ratio, as calculated under Wisconsin law, was 12.67% and 13.17%, respectively.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances. Marathon Bank exceeds all regulatory capital requirements and is deemed “well capitalized” for regulatory capital purposes as of June 30, 2023 and 2022.

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

The community bank leverage ratio was established at 9.0%. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance provided that the institution’s leverage ratio falls no more than one percentage point below the applicable community bank leverage ratio requirement. Failure to meet the qualifying criteria within the grace period or maintain the required leverage ratio requires the institution to comply with the generally applicable capital requirements.

As of June 30, 2023, Marathon Bank elected to use the community bank leverage ratio.

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

As noted above, Marathon Bank is considered “well capitalized” for regulatory capital purposes as of June 30, 2023 and 2022.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2023, Marathon Bank’s Required Liquidity Ratio was 8%, and Marathon Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the U.S. Government, U.S. Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2023, Marathon Bank was in compliance with this requirement.

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

On May 5, 2022, the FDIC, Federal Reserve Board and Office of the Comptroller of the Currency released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and framework. As of June 30, 2023, no final rule had been issued.

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

Marathon Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Marathon Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $770,273 at June 30, 2023.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2023, Marathon Bank had $8.0 million of advances from the Federal Home Loan Bank of Chicago.

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

●	Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours; and
●	The USA PATRIOT Act, which requires depository institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Marathon Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes), executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes) or disclose pay versus performance information. An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Marathon Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100 million in annual revenue and less than $700 million in public float). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Marathon Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of June 30, 2023, the net book value of our office properties was $1.5 million (excluding right-to-use-assets). The following table sets forth information regarding our offices. See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s property and equipment.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:

500 Scott Street, Wausau, WI 54403	Owned	1963	$1,172

Other Properties:

1133 E Grand Avenue, Rothschild, WI	Leased	2009	48

307 Third Street, Mosinee, WI	Owned	1974	40

11315 N. Cedurburg Rd, Mequon, WI	Leased	2018	276

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3: LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink Marketplace operated by the OTC Markets Group under the symbol “MBBC.”  There were 197 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of September 19, 2023 and 2,157,497 shares of common stock outstanding. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock for fiscal years 2023 and 2022. The information was obtained from the OTC Pink Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid in fiscal 2023 or 2022.

	Market Value of Common Stock
	High	Low

Quarter Ended September 30, 2022	$11.25	$10.80
Quarter Ended December 31, 2022	11.54	10.56
Quarter Ended March 31, 2023	11.85	10.15
Quarter Ended June 30, 2023	10.85	8.90

Quarter Ended September 30, 2021	$10.65	$10.40
Quarter Ended December 31, 2021	10.95	10.50
Quarter Ended March 31, 2022	11.05	10.75
Quarter Ended June 30, 2022	11.16	10.67

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On November 16, 2022, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 113,485 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares were repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may have been adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  All shares of common stock repurchased were retired. On May 10, 2023, the stock repurchase program was completed. The average price paid per share under the stock repurchase program was $11.886 which included the new stock excise tax which was paid in June 2023.

Set forth below is the share repurchase activity for the three months ended June 30, 2023.

Approximate Number
				Total Number of Shares	of Shares That
				Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares		Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased (1)		Per Share	Or Programs	Programs

April 1-30, 2023		$		—	—
May 1-31, 2023		$		—	—
June 1-30, 2023	1,920		$10.25	—	—

(1)	This column reflects the deemed surrender to us of 1,920 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock.

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

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts and net gains in the cash surrender value of bank owned life insurance. Other sources of non-interest income include net gain on securities transactions, net gain or loss on disposal of foreclosed assets, gain on proceeds from life insurance death benefit, and other income.

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

changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements. At June 30, 2023, the qualitative loan portfolio risk factors were reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

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

Restatement of Previously Issued Financials

During fiscal 2023, the Company corrected an accounting error related to $481,798 of deferred taxes recorded in years prior to fiscal 2022 by the Bank. See Note 1 of the notes to the audited consolidated financial statements.

On September 19, 2023, upon recommendation of management, the Audit Committee of the Company determined that the Company erroneously has maintained a deferred tax liability, which it will not be required to recapture as management does not intend to redeem stock, make distributions in excess of earnings and profits, or take other actions that would result in the recapture of this reserve. The Company previously included a deferred tax liability for its pre-1988 excess tax bad debt deductions because it originally concluded that its 1993 charter conversion resulted in it ceasing to be a “thrift”. Upon further investigation during fiscal year 2023, the Company determined that the charter conversion from a Mutual Savings and Loan Association to a Mutual Savings Bank charter did not disqualify it from the special provisions provided to “thrift” institutions regarding the ability to forego recognition of a deferred tax liability.

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and include a defined base-year amount. Deferred tax liabilities are required to be recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future.

Therefore, as of July 1, 2021, to correct this accounting error, the Company recorded an adjustment to opening retained earnings and deferred tax assets in the amount of $481,798.

At June 30, 2023 and 2022, the Company had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.5 million for which no federal income tax provision has been made. As noted above, a deferred tax liability has not been provided on this amount, as management does not intend to redeem stock, make distributions in excess of earnings and profits, or take other actions that would result in recapture of the reserve.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods June 30, 2023 and June 30, 2022, respectively, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was material; and

therefore as noted in SAB Topic 1.N. the Company has restated the June 30, 2022 consolidated financial statements in accordance with FASB ASC 250-10-45-23. Restatement requires all of the following:

a. The cumulative effect of the error on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented.

b. An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period.

c. Financial statements for each individual prior period presented shall be adjusted to reflect correction of the period-specific effects of the error.

Please see Note 1 to the notes to the audited consolidated financial statements for more information regarding the Restatement.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2023.

	At June 30,
		Restated
	2023	2022

	(In thousands)
Selected Financial Condition Data:
Total assets	$238,779	$220,500
Cash, cash equivalents and interest-bearing deposits in other financial institutions	15,537	10,373
Debt securities available for sale	8,922	10,617
Debt securities held to maturity	516	532
Loans receivable, net	197,714	185,630
Foreclosed assets (OREO)	2,312	-
Federal Home Loan Bank stock, at cost	770	323
Bank owned life insurance	8,724	9,193
Premises and equipment, net	2,128	1,676
Deferred tax asset	487	579
Deposits	197,254	188,100
Stockholders' Equity	31,280	31,224

	For the Years
	Ended June 30,
	2023`	2022

	(In thousands)
Selected Operating Data:
Interest income	$8,978	$7,157
Interest expense	2,278	948
Net interest income	6,700	6,209
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,700	6,209
Non-interest income	1,301	1,118
Non-interest expense	5,884	5,555
Income before income taxes	2,117	1,772
Income tax expense	445	437
Net income	$1,672	$1,335

	At or For the Years
	Ended June 30,
	2023	2022
Performance Ratios:
Return on average assets	0.71%	0.62%
Return on average equity	5.91%	4.90%
Interest rate spread (1)	2.81%	2.99%
Net interest margin (2)	3.04%	3.09%
Non-interest expenses to average assets	2.50%	2.59%
Efficiency ratio (3)	73.54%	75.82%
Average interest-earning assets to average interest-bearing liabilities	122.66%	123.40%
Book value per share	$14.50	$13.76

Capital Ratios (4):
Average equity to average assets	12.01%	12.69%
Tier 1 capital to average assets	12.02%	12.17%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.08%	1.17%
Allowance for loan losses as a percentage of non-performing loans	-%	1,908.70%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.02)%	0.01%
Non-performing loans as a percentage of total loans	-%	0.06%
Non-performing loans as a percentage of total assets	-%	0.05%
Total non-performing assets as a percentage of total assets	0.97%	0.05%

Other:
Number of offices	4	4
Number of full-time equivalent employees	35	35

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank only. As of June 30, 2023 and 2022, the Bank elected to adopt the Community Bank Leverage Ratio Framework.

Comparison of Financial Condition at June 30, 2023 and June 30, 2022

Total Assets. Total assets increased $18.3 million, or 8.3%, to $238.8 million at June 30, 2023 from $220.5 million at June 30, 2022. The increase was primarily due to an increase of $12.1 million, or 6.5%, in loans, net of the allowance for loan losses. Cash and cash equivalents, interest bearing deposits held in other financial institutions and foreclosed assets also increased by $3.4 million, $1.8 million and $2.3 million, respectively. These increases were offset by a decrease in debt securities available for sale of $1.7 million.

Cash and Cash Equivalents and Interest Bearing Deposits Held in Other Financial Institutions. Total cash and cash equivalents increased $3.4 million, or 39.7%, to $11.8 million at June 30, 2023 from $8.4 million at June 30, 2022, primarily due to an increase in deposits and FHLB borrowings of $9.2 million and $8.0 million, respectively, offset by an increase in cash used to fund new loan originations of $14.1 million. A portion of the increased cash flows from the above activity was invested in interest bearing deposits held in other financial institutions which increased by $1.8 million.

Debt Securities Available for Sale. Total debt securities available for sale decreased $1.7 million, or 16.0%, to $8.9 million at June 30, 2023 from $10.6 million at June 30, 2022. The decrease was primarily due to paydowns and maturities and a decrease in the fair value of a corporate bond. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Net Loans and Foreclosed Assets. Net loans increased $12.1 million, or 6.5%, to $197.7 million at June 30, 2023 from $185.6 million at June 30, 2022. The increase was primarily due to an increase in multi-family real estate loans of $10.2 million, or 30.2%, to $44.2 million at June 30, 2023 from $34.0 million at June 30, 2022, an increase in one-to-four-family residential loans of $7.6 million, or 14.6% to $59.5 million at June 30, 2023 from $51.9 million at June 30, 2022 and a $4.0 million increase in commercial real estate loans, or 5.0% to $84.6 million at June 30, 2023 from $80.6 million at June 30, 2022.  Offsetting these increases was a decrease in construction loans of $8.7 million, or 82.1%, to $1.9 million at June 30, 2023 from $10.6 million at June 30, 2022 and a decrease in commercial and industrial loans of $1.9 million, or 21.7%, to $6.9 million at June 30, 2023 from $8.8 million at June 30, 2022.   The increase in commercial and multi-family real estate loans was primarily due to our strategy to enhance our commercial and multi-family real estate lending in Southeastern Wisconsin. One- to four-family residential loans increased due to additional growth with respect to adjustable-rate one- to four-family residential loans. The decrease in commercial and industrial loans was due to the payoff of a $1.1 million participation loan. The decrease in construction loans was primarily related to a $3.5 million construction loan that was moved to permanent financing in September 2022 and the foreclosure of collateral supporting a construction loan which was valued at $2.3 million and is included in foreclosed assets (OREO). The valuation was based on recently obtained independent appraisals subject to certain discounts less estimated costs to sell.

Deposits. Total deposits increased $9.2 million, or 4.9%, to $197.3 million at June 30, 2023 from $188.1 million at June 30, 2022. Non-interest-bearing demand accounts increased $2.5 million, or 10.5%, to $26.2 million at June 30, 2023 from $23.7 million at June 30, 2022. Certificates of deposit increased $23.9 million, or 39.8%, to $83.9 million at June 30, 2023 from $60.0 million at June 30, 2022. Offsetting these increases, was a decrease in demand, NOW and money market accounts of $13.1 million, or 22.7%, to $44.7 million at June 30, 2023 from $57.8 million at June 30, 2022.  Savings deposits decreased $4.0 million, or 8.7%, to $42.6 million at June 30, 2023 from $46.6 million at June 30, 2022. The increase in certificates of deposit was due to the purchase of brokered certificates of deposit of $4.5 million during the year ended June 30, 2023 and the offering of higher rate certificate of deposit products to keep rates in line with competitors and to attract new funds to the Bank. The decrease in demand, NOW and money market accounts was due to one depositor withdrawing approximately $9.0 million in money market funds in September 2022.

Federal Home Loan Bank (FHLB) Advances. Federal Home Loan Bank (FHLB) advances increased $8.0 million to $8.0 million at June 30, 2023 compared to no borrowings at June 30, 2022 to provide additional funding for  new loan originations and to increase balance sheet liquidity.

Stockholders’ Equity. Total stockholders’ equity increased by $55,000, or 0.2%, to $31.3 million at June 30, 2023 from $31.2 million at June 30, 2022. The increase was primarily due to net income of $1.7 million offset by the repurchase and retirement of common stock of $1.4 million during the year ended June 30, 2023 and an increase in accumulated other comprehensive loss, net of tax of $416,000 which was primarily related to the decrease in fair value of a corporate bond as a result of the increase in interest rates during the year ended June 30, 2023. Stock based compensation and expense related to the Company’s ESOP also increased stockholders’ equity by $171,000.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale. Deferred loan fees accreted to interest income totaled $50,000 and $536,000 for the years ended June 30, 2023 and 2022, respectively.

	For the Year Ended June 30,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		Balance	Interest

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$195,680	$8,182	4.18%	$154,982	$6,266	4.04%
PPP loans	—	—	—%	958	493	51.57%
Debt securities	11,102	250	2.24%	12,355	331	2.68%
Cash and cash equivalents	12,853	522	4.06%	32,201	61	0.19%
Other	666	24	3.60%	277	6	2.17%
Total interest-earning assets	220,301	8,978	4.08%	200,773	7,157	3.57%
Noninterest-earning assets	15,146			13,993
Total assets	$235,447			$214,766
Interest-bearing liabilities:
Demand, NOW and money market deposits	$54,130	506	0.93%	$55,676	213	0.38%
Savings deposits	44,501	61	0.14%	46,069	67	0.15%
Certificates of deposit	77,707	1,609	2.07%	59,689	661	1.11%
Total interest-bearing deposits	176,338	2,176	1.23%	161,434	941	0.58%
FHLB advances and other borrowings	3,272	103	3.15%	—	—	—%
PPP Liquidity Facility borrowings	—	—	—%	1,272	7	0.55%
Total interest-bearing liabilities	179,610	2,279	1.27%	162,706	948	0.58%
Non-interest-bearing demand deposits	25,829			23,684
Other non-interest-bearing liabilities	1,726			1,130
Total liabilities	207,165			187,520
Total stockholders' equity	28,282			27,246
Total liabilities and stockholders' equity	$235,447			$214,766
Net interest income		$6,699			$6,209
Net interest rate spread (1)			2.81%			2.99%
Net interest-earning assets (2)	$40,691			$38,067
Net interest margin (3)			3.04%			3.09%
Average interest-earning assets to interest-bearing liabilities	122.66%			123.40%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

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

	Year Ended June 30,
	2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,645	$271	$1,916
PPP loans	(493)	—	(493)
Debt securities	(34)	(47)	(81)
Cash and cash equivalents	(37)	498	461
Other	8	10	18
Total interest-earning assets	1,089	732	1,821
Interest-bearing liabilities:
Demand, NOW and money market deposits	(6)	299	293
Savings deposits	(2)	(4)	(6)
Certificates of deposit	200	748	948
Total interest-bearing deposits	192	1,043	1,235
FHLB advances and other borrowings	—	103	103
PPP Liquidity Facility borrowings	(7)	—	(7)
Total interest-bearing liabilities	185	1,146	1,331
Change in net interest income	$904	$(414)	$490

Comparison of Operating Results for the Years Ended June 30, 2023 and 2022

General. Net income was $1.7 million for the year ended June 30, 2023, an increase of $337,000, or 25.3%, from net income of $1.3 million for the year ended June 30, 2022. The increase in net income for the year ended June 30, 2023 was primarily attributable to an increase of $490,000 in net interest income, a gain on proceeds from life insurance of $261,000 and a gain on the acquisition of foreclosed real estate of $247,000, offset by a $329,000 increase in non-interest expenses. Mortgage banking income also declined by $338,000.

Interest Income. Interest income increased by $1.8 million, or 25.4%, to $9.0 million for the year ended June 30, 2023 compared to $7.2 million for the year ended June 30, 2022 primarily due to increases in loan interest income and other interest income (cash and cash equivalents and other). The increase in other interest income was primarily due to an increase in the average yield on our cash and cash equivalents investments of 387 basis points to 4.06% due to the increases in the federal funds rate.

Loan interest income increased by $1.4 million, or 21.0%, to $8.2 million for the year ended June 30, 2023 from $6.8 million for the year ended June 30, 2022, due to an increase in the average balance of the loan portfolio and a slight increase in the average yield on loans (excluding PPP loans). The average balance of the loan portfolio (excluding PPP loans) increased by $40.7 million, or 26.3%, from $155.0 million for the year ended June 30, 2022 to $195.7 million for the year ended June 30, 2023. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of one-to-four family residential loans also increased. The increase was due to additional growth with respect to adjustable-rate one-to four-family residential loans. The average yield on the loan portfolio (excluding PPP loans) increased by 14 basis points from 4.04% for the year ended June 30, 2022 to 4.18% for the year ended June 30, 2023 as a result of rising interest rates. Loan interest income from PPP loans was positively impacted by the recognition of deferred fee income of $483,000 during the year ended June 30, 2022 on the forgiven PPP loans repaid by the SBA compared to $0 for the year ended June 30, 2023.

Debt securities interest income decreased $82,000, or 24.6%, to $249,000 for the year ended June 30, 2023 from $331,000 for the year ended June 30, 2022 due to a $1.3 million decrease in the average balance of debt securities due to securities paydowns and a 44 basis points decrease in the average yield on the debt securities portfolio to 2.24% for the year ended June 30, 2023 from 2.68% for the year ended June 30, 2022.  The decrease in the average yield was related to paydowns on securities earning higher interest rates and the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Interest Expense. Interest expense increased $1.3 million, or 140.4%, to $2.3 million for the year ended June 30, 2023 from $948,000 for the year ended June 30, 2022, due to an increase of $1.2 million in interest paid on deposits and an increase of $96,000 in interest paid on borrowings.

Interest expense on deposits increased $1.2 million, or 131.2%, to $2.2 million for the year ended June 30, 2023 from $941,000 for the year ended June 30, 2022 due to an increase in interest expense on all deposit categories excluding savings deposits. The average balance of certificates of deposit increased by $18.0 million, or 30.2% to $77.7 million for the year ended June 30, 2023 from $59.7 million for the year ended June 30, 2022 while the average balance of interest-bearing demand, NOW and money market accounts decreased slightly to $54.1 million, or 0.03% for the year ended June 30, 2023 from $55.7 million for the year ended June 30, 2022. The average balance of savings accounts also decreased slightly to $44.5 million, or 0.03% for the year ended June 30, 2023 from $46.1 million for the year ended June 30, 2022. The increase in the average balance of certificates of deposit was partly due to the purchase of brokered certificates of deposit of $4.5 million with the remaining increase in the average balance of certificates of deposit being due to offering higher rate deposit products during the year ended June 30, 2023. The average rate paid on demand, NOW and money market accounts and certificates of deposit also increased with the average rate paid on demand, NOW and money market accounts increasing by 55 basis points and the average rate paid on certificates of deposit increasing by 96 basis points. The increase in the average rate paid on all deposit categories excluding savings deposits was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with what our competitors were offering and to attract new funds to the Bank.

Net Interest Income. Net interest income increased  by $490,000, or 7.9%, to $6.7 million for the year ended June 30, 2023 from $6.2 million for the year ended June 30, 2022. Also included in net interest income for the year ended June 30, 2022 was the recognition of deferred fee income of $483,000 on the forgiven PPP loans repaid by the SBA compared to $0 for the year ended June 30, 2023. Net interest-earning assets increased by $2.6 million, or 6.9%, to $40.7 million for the year ended June 30, 2023 from $38.1 million for the year ended June 30, 2022. Net interest rate spread decreased by 18 basis points to 2.81% for the year ended June 30, 2023 from 2.99% for the year ended June 30, 2022, reflecting a 69 basis points increase in the average rate paid on interest-bearing liabilities offset by a 51 basis points increase in the average yield on interest-earning assets. The net interest margin decreased five basis points to 3.04% for the year ended June 30, 2023 from 3.09% for the year ended June 30, 2022.  The increase in the average yield on interest earning assets for the year ended June 30, 2023 compared to the year ended June 30, 2022 was primarily due to an increase in the average yield of 387 basis points on our cash and cash equivalents investments due to the increases in the federal funds rate. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories excluding savings accounts to maintain customers and keep the rates in line with what our competitors were offering and to attract new funds to the Bank.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. At June 30, 2023, the qualitative loan portfolio risk factors were reduced in all loan categories except commercial and multi-family real estate which we believe exhibits the most credit risk related to local and national economic conditions as well as industry conditions and concentrations.

After an evaluation of these factors, we recorded no provision for loan losses for the years ended June 30, 2023 or 2022. Our allowance for loan losses was $2.2 million and $2.2 million at June 30, 2023 and 2022, respectively. The allowance for loan losses to total loans was 1.08% at June 30, 2023 and 1.17% at June 30, 2022. We recorded net charge-offs of $36,000 for the year ended June 30, 2023 compared to net recoveries of $9,000 for the year ended June 30, 2022. The current year charge-off was related to a participation loan with another financial institution.  There were $2.3 million in non-performing assets, or 0.97% at June 30, 2023, compared to $115,000, or 0.05% of total assets, at June 30, 2022.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$153	$165	$(12)	(7.3)%
Mortgage banking	351	689	(338)	(49.1)%
Increase in cash surrender value of BOLI	236	225	11	4.9%
Gain on proceeds from life insurance death benefit	261	—	261	100.0%
Gain on acquisition of foreclosed real estate	247	—	247	100.0%
Net gain on securities transactions	24	14	10	71.4%
Other	30	25	5	20.0%
Total non-interest income	$1,302	$1,118	$184	16.5%

Non-interest income increased by $184,000, or 16.5% to $1.3 million for the year ended June 30, 2023 from $1.1 million for the year ended June 30, 2022 due primarily to a gain on proceeds from a life insurance death benefit and a gain on the acquisition of foreclosed real estate. These increases were offset by a decrease in mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) which decreased by $338,000 as we sold $3.9 million of mortgage loans into the secondary market during the year ended June 30, 2023 compared to $16.8 million of such sales during the year ended June 30, 2022 due to an increase in market interest rates, which resulted in decreased demand for mortgage loan refinancing.  The gain on acquisition of foreclosed real estate was related to the foreclosure of collateral supporting a construction loan which was valued at $2.3 million and is included in foreclosed assets (OREO). The valuation was based on recently obtained independent appraisals subject to certain discounts less estimated costs to sell.

Non-Interest Expenses. Non-interest expenses information is as follows.

	Year Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,296	$3,135	$161	8.7%
Occupancy and equipment	731	711	20	2.8%
Data processing and office	401	394	7	1.8%
Professional fees	712	657	55	8.4%
Marketing expenses	87	78	9	11.5%
Debit card expenses	90	78	12	15.4
Directors fees	89	68	21	30.9
Other	478	435	43	9.9%
Total non-interest expenses	$5,884	$5,556	$328	5.9%

Non-interest expenses were $5.9 million and $5.6 million for the years ended June 30, 2023 and 2022, respectively. The increase was primarily due to an increase in salaries and employee benefits related to the new stock compensation plan implemented by the Company on June 28, 2022.

Provision for Income Taxes. Income tax expense was $445,000 for the year ended June 30, 2023 as compared to $437,000 for the year ended June 30, 2022. The increase in income tax expense was primarily due to an increase in the income before income taxes of $345,000 offset by a decrease in the Company’s effective tax rate. The effective tax rate for the years ended June 30, 2023 and 2022 was 21.0% and 24.7%, respectively. The effective tax rate declined during the year ended June 30, 2023 as compared to the prior year because the gain on life insurance proceeds was not subject to income taxes.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2023, we had a $84.0 million line of credit with the Federal Home Loan Bank of Chicago, which had $8.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.0 million and $826,000 for the years ended June 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $14.4 million for the year ended June 30, 2023 compared to $44.2 million for the year ended June 30, 2022. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings was $15.8 million and $5.8 million for the years ended June 30, 2023 and 2022, respectively.

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

At June 30, 2023, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 16 in the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2023, we had outstanding commitments to originate loans of $1.2 million, and outstanding commitments to sell loans of $320,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2023 totaled $54.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 of the notes to consolidated the financial statements beginning on page 50 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

To the Board of Directors and

Stockholders of Marathon Bancorp, Inc.

Wausau, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Bancorp, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct a misstatement.

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

/s/ Bonadio & Co., LLP

Syracuse, New York

September 20, 2023

Marathon Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2023 and 2022

	June 30,
		Restated
	2023	2022
Assets
Cash and due from banks	$2,272,088	$2,418,041
Federal funds sold	9,503,000	6,010,000
Cash and cash equivalents	11,775,088	8,428,041
Interest bearing deposits held in other financial institutions	3,762,139	1,945,073
Debt securities available for sale	8,921,715	10,617,238
Debt securities held to maturity, at amortized cost (fair value $378,046 and $419,000)	516,089	532,363
Loans, net of allowance of $2,158,590 and $2,195,050, respectively	197,713,756	185,629,872
Interest receivable	612,724	565,929
Foreclosed assets (OREO)	2,312,240	—
Investment in restricted stock, at cost	770,273	323,000
Cash surrender value life insurance	8,724,198	9,193,315
Premises and equipment, net	2,128,392	1,676,060
Deferred tax asset	486,916	578,618
Other assets	1,055,069	1,010,869
Total assets	$238,778,599	$220,500,378
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$26,180,842	$23,698,115
Interest bearing	171,073,464	164,402,333
Federal Home Loan Bank (FHLB) advances	8,000,000	—
Other liabilities	2,244,775	1,175,565
Total liabilities	207,499,081	189,276,013
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,157,497 and 2,269,700
shares issued and outstanding at June 30, 2023 and 2022	21,141	22,295
Additional paid-in capital	7,252,506	8,487,400
Retained earnings	25,577,300	23,905,230
Unearned ESOP shares, at cost	(786,572)	(821,531)
Accumulated other comprehensive loss	(784,857)	(369,029)
Total stockholders' equity	31,279,518	31,224,365
Total liabilities and stockholders' equity	$238,778,599	$220,500,378

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Income

For the Years ended June 30, 2023 and 2022

	June 30,
	2023	2022
Interest Income
Loans, including fees	$8,181,894	$6,758,834
Debt securities	249,518	331,106
Other	546,398	67,202
Total interest income	8,977,810	7,157,142
Interest Expense
Deposits	2,175,876	940,953
Borrowings and other	102,623	6,814
Total interest expense	2,278,499	947,767
Net Interest Income	6,699,311	6,209,375
Provision for Loan Losses	—	—
Net Interest Income After Provision for Loan Losses	6,699,311	6,209,375
Non-Interest Income
Service charges on deposit accounts	153,069	165,495
Mortgage banking income	351,377	689,334
Increase in cash value of life insurance	236,420	224,580
Gain on proceeds from life insurance death benefit	261,297	—
Net gain on securities transactions	24,000	14,000
Gain on acquisition of foreclosed assets	246,751	—
Other income	28,664	24,938
Total non-interest income	1,301,578	1,118,347
Non-Interest Expenses
Salaries and employee benefits	3,296,003	3,135,242
Occupancy and equipment expenses	730,989	710,842
Data processing and office	400,918	393,768
Professional fees	712,246	656,954
Marketing expenses	87,179	77,626
Debit card expenses	89,886	78,142
Directors fees	89,256	67,900
Other expenses	477,607	435,103
Total non-interest expenses	5,884,084	5,555,577
Income Before Income Taxes	2,116,805	1,772,145
Provision for Income Taxes	444,735	437,382
Net Income	$1,672,070	$1,334,763

Net income per common shares-basic and diluted	$ 0.79	$ 0.62
Weighted average number of common shares outstanding-basic	2,108,612	2,145,095
Weighted average number of common shares outstanding-diluted	2,112,509	—

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2023 and 2022

	June 30,
	2023	2022
Net Income	$1,672,070	$1,334,763
Other comprehensive loss
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(556,318)	(682,767)
Tax effect	152,142	186,050
Net amount	(404,176)	(496,717)

Reclassification adjustment for gains included in net income (b)	(24,000)	(14,000)
Tax effect	6,538	3,815
Net amount	(17,462)	(10,185)

Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	5,810	17,206
Other comprehensive loss	(415,828)	(489,696)
Comprehensive Income	$1,256,242	$845,067

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

(b)  The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gain on Securities

Transactions.

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2023 and 2022

										Accumulated
				Additional				Unearned		Other
	Preferred	Common		Paid-in		Retained		ESOP		Comprehensive
	Stock	Stock		Capital		Earnings		Shares		Income (Loss)		Total
Balance July 1, 2021, as previously reported	$—		$22,295		$8,484,019		$22,088,669		$(866,499)		$120,667		$29,849,151
Deferred tax adjustment (Note 1)	—		—		—		481,798		—		—		481,798
Balance July 1, 2021, as restated	—		22,295		8,484,019		22,570,467		(866,499)		120,667		30,330,949
Net income	—		—		—		1,334,763		—		—		1,334,763
ESOP shares committed to be released (4,497 shares)	—		—		3,381		—		44,968		—		48,349
Other comprehensive loss	—		—		—		—		—		(489,696)		(489,696)
Balance, June 30, 2022	—		22,295		8,487,400		23,905,230		(821,531)		(369,029)		31,224,365
Net income	—		—		—		1,672,070		—		—		1,672,070
ESOP shares committed to be released (3,496 shares)	—		—		5,168		—		34,959		—		40,127
Stock based compensation					130,628								130,628
Other comprehensive loss	—		—		—		—		—		(415,828)		(415,828)
Purchase and retirement of common stock shares (115,405 shares)	—	—	(1,154)	—	(1,370,690)	—	—	—	—	—	—	—	(1,371,844)
Balance, June 30, 2023	$—		$21,141		$7,252,506		$25,577,300		$(786,572)		$(784,857)		$31,279,518

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2023 and 2022

	June 30,
	2023	2022
Operating Activities
Net income	$1,672,070	$1,334,763
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	205,013	207,951
Provision for loan losses	—	—
Amortization of deferred loan fees	(50,036)	(535,665)
ESOP expense	40,127	48,349
Stock based compensation	130,628	—
Net amortization of discounts and premiums on debt securities	101,677	119,555
Net gain on sale of loans	(129,520)	(308,444)
Realized gain on available for sale debt securities	(24,000)	(14,000)
Net gain on foreclosed assets	(246,751)	—
Net change in deferred taxes	249,564	362,678
Gain from proceeds on life insurance death benefit	(261,297)	—
Earnings on cash value of life insurance	(236,420)	(224,580)
Increase in interest receivable	(46,795)	(13,413)
Originations of loans held for sale	(3,868,410)	(16,779,892)
Proceeds from loans held for sale	3,997,930	17,088,336
Net amortization of operating lease right of use assets	106,855	—
Net change in operating lease liabilities	(113,655)	—
Net change in other assets	(21,880)	(185,787)
Net change in other liabilities	484,029	(274,319)
Net Cash from Operating Activities	1,989,129	825,532
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(1,817,066)	117,390
Purchase of debt securities available for sale	—	(3,500,000)
Proceeds from life insurance death benefit	966,834	—
Proceeds from sales, maturities, and repayments of debt securities available for sale	1,037,601	2,987,332
Proceeds from maturities and calls of debt securities held to maturity	22,828	196,744
Purchase of bank owned life insurance	—	(3,000,000)
Net increase in restricted stock	(447,273)	(60,800)
Net change in loans	(14,121,657)	(40,924,889)
Purchases of property and equipment	(65,363)	(34,094)
Net Cash used in Investing Activities	(14,424,096)	(44,218,317)
Financing Activities
Net change in deposits	9,153,858	16,144,331
Borrowings of FHLB advances	8,000,000	—
Borrowings (Repayments) of PPPLF funding, net	—	(10,372,148)
Purchase and retirement of common stock	(1,371,844)	—
Net Cash from Financing Activities	15,782,014	5,772,183
Net Change in Cash and Cash Equivalents	3,347,047	(37,620,602)
Cash and Cash Equivalents, Beginning of Year	8,428,041	46,048,643
Cash and Cash Equivalents, End of Year	$11,775,088	$8,428,041
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$2,234,990	$944,133
Taxes	159,000	79,000
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$2,087,809	$—
Lease liabilities arising from using right-of-use assets	698,837	—

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Note 1 -     Significant Accounting Policies

Restatement of Previously Issued Financial Statements

During fiscal 2023, the Company corrected an accounting error related to $481,798 of deferred taxes recorded in years prior to fiscal 2022 by the Bank.

On September 19, 2023, upon the recommendation of management, the Audit Committee of the Company determined that the Company erroneously has maintained a deferred tax liability, which it will not be required to recapture as management does not intend to redeem stock, make distributions in excess of earnings and profits, or take other actions that would result in the recapture of this reserve. The Company previously included a deferred tax liability for its pre-1988 excess tax bad debt deductions because it originally concluded that its 1993 charter conversion resulted in it ceasing to be a “thrift”. Upon further investigation during fiscal year 2023, the Company determined that the charter conversion from a Mutual Savings and Loan Association to a Mutual Savings Bank charter did not disqualify it from the special provisions provided to “thrift” institutions regarding the ability to forego recognition of a deferred tax liability.

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and include a defined base-year amount. Deferred tax liabilities are required to be recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future.

Therefore, as of July 1, 2021, to correct this accounting error, the Company recorded an adjustment to opening retained earnings and deferred tax assets in the amount of $481,798.

At June 30, 2023 and 2022, the Company had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.5 million for which no federal income tax provision has been made. As noted above, a deferred tax liability has not been provided on this amount, as management does not intend to redeem stock, make distributions in excess of earnings and profits, or take other actions that would result in recapture of the reserve.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods June 30, 2023 and June 30, 2022, respectively, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the June 30, 2022 consolidated financial statements in accordance with FASB ASC 250-10-45-23. Restatement requires all of the following:

a. The cumulative effect of the error on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented.

b. An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period.

c. Financial statements for each individual prior period presented shall be adjusted to reflect correction of the period-specific effects of the error.

Also, in accordance with SAB Topic 1.N., the Company has disclosed the nature and amount of the cumulative effect adjustment as well as how the error being corrected arose. Previously filed interim reports are not being amended, as the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Company is disclosing the impact to the consolidated financial statements for each quarterly period beginning July 1, 2021 within this footnote. Comparative information presented in reports for interim periods subsequent to June 30, 2023 will be adjusted to reflect the cumulative effect adjustment as of July 1, 2021.

Note 11- Income Taxes has also been updated to reflect this cumulative effect adjustment.

The following table shows the consolidated financial statement amounts as previously reported and as revised and for each quarterly period in the two-year period ended June 30, 2023:

	September 30, 2022	2021	As
	As Previously Reported	Adjustments	Revised
Assets
Deferred tax asset	$65,171	$481,798	$546,969
Total Assets	$235,792,702	$481,798	$236,274,500

Liabilities and Stockholders'
Equity
Retained earnings	$23,934,585	$481,798	$24,416,383
Total stockholders' equity	31,170,144	481,798	31,651,942
Total Liabilities and Stockholders' Equity	$235,792,702	$481,798	$236,274,500

	December 31, 2022	2021	As
	As Previously Reported	Adjustments	Revised
Assets
Other assets	$1,086,721	$481,798	$1,568,519
Total Assets	$236,207,808	$481,798	$236,689,606

Liabilities and Stockholders'
Equity
Retained earnings	$24,235,985	$481,798	$24,717,783
Total stockholders' equity	31,219,600	481,798	31,701,398
Total Liabilities and Stockholders' Equity	$236,207,808	$481,798	$236,689,606

	March 31, 2023	2021	As
	As Previously Reported	Adjustments	Revised
Assets
Other assets	$1,027,381	$481,798	$1,509,179
Total Assets	$238,290,970	$481,798	$238,772,768

Liabilities and Stockholders'
Equity
Retained earnings	$24,601,681	$481,798	$25,083,479
Total stockholders' equity	30,382,205	481,798	30,864,003
Total Liabilities and Stockholders' Equity	$238,290,970	$481,798	$238,772,768

	September 30, 2021	2021	As
	As Previously Reported	Adjustments	Revised
Assets
Deferred tax asset	$150,382	$481,798	$632,180
Total Assets	$206,622,110	$481,798	$207,103,908

Liabilities and Stockholders'
Equity
Retained earnings	$22,505,760	$481,798	$22,987,558
Total stockholders' equity	30,282,157	481,798	30,763,955
Total Liabilities and Stockholders' Equity	$206,622,110	$481,798	$207,103,908

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

	December 31, 2021	2021	As
	As Previously Reported	Adjustments	Revised
Assets
Deferred tax asset	$94,133	$481,798	$575,931
Total Assets	$215,213,828	$481,798	$215,695,626

Liabilities and Stockholders'
Equity
Retained earnings	$22,790,625	$481,798	$23,272,423
Total stockholders' equity	30,527,955	481,798	31,009,753
Total Liabilities and Stockholders' Equity	$215,213,828	$481,798	$215,695,626

	March 31, 2022	2021	As
	As Previously Reported	Adjustments	Revised
Assets
Deferred tax asset	$141,142	$481,798	$622,940
Total Assets	$220,763,196	$481,798	$221,244,994

Liabilities and Stockholders'
Equity
Retained earnings	$23,039,451	$481,798	$23,521,249
Total stockholders' equity	30,503,088	481,798	30,984,886
Total Liabilities and Stockholders' Equity	$220,763,196	$481,798	$221,244,994

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Concentrations of Credit Risk

The majority of the Company’s loans and commitments to extend credit have been granted to customers in the Company’s market area. Although the Company’s loan portfolio is diversified, a substantial portion of the Company’s customers’ ability to honor their contracts is dependent upon the local business economy in which the Company operates. The concentration of credit by type of loan is set forth in Note 4 of the notes to consolidated financial statements.

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

Interest Bearing Deposits in Other Financial Institutions

Interest-bearing deposits with other financial institutions consist of certificates of deposits in other banks with original maturities of less than one year.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Investments in Restricted Stock

Investments in restricted stock consist of Federal Home Loan Bank stock. The Bank, as a member of the Federal Home Loan Bank System, is required to hold a specific number of shares of capital stock in the Federal Home Loan Bank of Chicago. Since ownership of this stock is restricted, the stock is carried at cost and evaluated periodically for impairment. The carrying amount of the Bank’s investment in Federal Home Loan Bank stock was $770,273 and $323,000 as of  June 30, 2023 and 2022.

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

See Note 18 of the notes to consolidated financial statements.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Company had $0 and $78,000 of loans held for sale as of  June 30, 2023 and 2022, included in net loans on the consolidated balance sheet.

Loans

Loans are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. General components cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions;  changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $0 and $0  at June 30, 2023 and June 30, 2022, respectively. Foreclosed assets were $2,312,240 and $0 at June 30, 2023 and 2022, respectively.

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

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others was approximately $81,849,000 and $85,493,000 as of June 30, 2023 and 2022, respectively. The Company had a mortgage servicing right asset of $818,151 and $790,482 as of June 30, 2023 and 2022, included in other assets on the consolidated balance sheets.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2023 and 2022, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

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

Advertising Costs

Advertising costs are expensed as incurred. Such costs were $87,179 and $77,626 for the years ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.  Compensation costs related to the Employee Stock Ownership Plan are dependent upon the average stock price and the shares committed to be released to plan participants through the period in which income is reported.

Earnings per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

is calculated using the treasury stock method. Set forth below is the calculation of earnings per share. See Note 14 of the Notes to Consolidated Financial Statements.

	Years Ended June 30,
	2023	2022

Net income applicable to common stock	$1,672,070	$1,334,763

Average number of shares outstanding	2,189,017	2,229,497
Less: Average unallocated ESOP shares	80,405	84,402

Average number of common shares outstanding used to calculate basic earnings per share	2,108,612	2,145,095
Effect of dilutive restricted stock awards	3,897	-

Average number of common shares outstanding used to calculate dilutive earnings per share	2,112,509	2,145,095

Earnings per common share:
Basic	$0.79	$0.62
Diluted	0.79	0.62

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Gain on Acquisition of Foreclosed Assets: The Company records a gain from the acquisition of foreclosed assets when the fair value, net of estimated cost to sell, exceeds the loan balance. The increase in value may be reported as noninterest income unless there had been a prior charge-off, in which case a recovery to the allowance for loan losses would be appropriate.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.  The Company adopted ASU 2016-13 as of July 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The Company does not expect a material adjustment to the stockholders’ equity balance on an after-tax basis, inclusive of the estimated liability for unfunded commitments, upon the adoption of ASU 2016-13 on July 1, 2023.  Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a discounted cash flow methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report code. The Company primarily utilizes benchmarked probability of default and loss given default for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures, including changes in underwriting standards and collections; changes in international, national, regional, and local conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth, and ability of lending management; changes in the volume and severity of past due loans and other similar conditions; changes in the quality of the Company’s loan review system; changes in the value of underlying collateral for collateral dependent loans; the existence and effect of any concentrations of credit and changes in the levels of such concentrations; the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses; and changes in the inflationary environment and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During fiscal year 2023, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2022-02 on July 1, 2023 and the adoption will not have a material impact on the Company’s operations, cash flows or capital ratios, nor did it cause the Company to no longer be well capitalized.

  Recently Adopted Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The ASU was initially effective for non-public business entities’ financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2022. In September 2020, the FASB issued ASU 2020-05. Under ASU 2020-05, private companies may apply the new leases standard for fiscal years beginning after December 15, 2022, and to interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. Due to the Company’s extended transition period election, the amendments were effective for fiscal years beginning after December 15, 2022. The Company has adopted ASU 2016-02 and the impact was not material to the consolidated financial statements. The implementation of ASU 2016-02 resulted in recognition of right-of-use assets and lease liabilities totaling $698,837 at the date of adoption, July 1, 2022, which are related to the Company’s five operating  lease obligations. The adoption of this standard did not have a material impact on the Company’s operations, cash flows or capital ratios, nor did it cause the Company to no longer be well capitalized.

Note 2 -     Restrictions on Cash and Due from Banks

Based on the type and amount of deposits received, the Bank must maintain an appropriate cash reserve in accordance with Federal Reserve Bank reserve requirements. The total of those reserve requirements were satisfied by vault cash as of June 30, 2023 and 2022.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Note 3 -     Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of June 30, 2023 and 2022, consists of the following:

	June 30,
	2023	2022
Available for sale debt securities, at fair value	$8,921,715	$10,617,238
Held to maturity debt securities, at amortized cost	516,089	532,363
	$9,437,804	$11,149,601

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$904,308	$503	$(16,739)	$888,072
Mortgage-backed	1,935,106	23,125	(111,217)	1,847,014
Corporate bonds	7,099,328	—	(912,699)	6,186,629
	$9,938,742	$23,628	$(1,040,655)	$8,921,715
Held to maturity debt securities
Mortgage-backed	$516,089	$—	$(138,043)	$378,046

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$1,050,034	$25,395	$(7,523)	$1,067,906
Mortgage-backed	2,825,546	27,189	(113,681)	2,739,054
Corporate bonds	7,178,367	—	(368,089)	6,810,278
	$11,053,947	$52,584	$(489,293)	$10,617,238
Held to maturity debt securities
Mortgage-backed	$532,363	$—	$(113,363)	$419,000

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and 2022:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$(16,739)	$768,052	$—	$—	$(16,739)	$768,052
Mortgage-backed	(2,879)	109,037	(108,338)	1,615,016	(111,217)	1,724,053
Corporate bonds	(90,000)	410,000	(822,699)	5,776,629	(912,699)	6,186,629
	$(109,618)	$1,287,089	$(931,037)	$7,391,645	$(1,040,655)	$8,678,734
Held to maturity debt securities
Mortgage-backed securities	$(138,043)	$378,046	$—	$—	$(138,043)	$378,046

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2022
Available for sale debt securities
States and municipalities	$(6,144)	$688,504	$(1,379)	$58,621	$(7,523)	$747,125
Mortgage-backed	(98,106)	2,421,426	(15,575)	101,977	(113,681)	2,523,403
Corporate bonds	(302,991)	5,791,516	(65,098)	1,018,762	(368,089)	6,810,278
	$(407,241)	$8,901,446	$(82,052)	$1,179,360	$(489,293)	$10,080,806
Held to maturity debt securities
Mortgage-backed securities	$(113,363)	$419,000	$—	$—	$(113,363)	$419,000

There were 15 securities in an unrealized loss position in the less than 12-month category and 52 securities in the over 12-month category at June 30, 2023. There were 58 securities in an unrealized loss position in the less than 12 months category and 6 securities in the over 12-month category at June 30, 2022. All of these unrealized losses were caused by interest rate changes. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2023, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2023
Due in one year or less	$505,197	$492,347	$—	$—
Due from more than one to five years	2,861,689	2,774,708	—	—
Due from more than five to ten years	4,636,750	3,807,646	—	—
	8,003,636	7,074,701	—	—
Mortgage-backed securities	1,935,106	1,847,014	516,089	378,046
	$9,938,742	$8,921,715	$516,089	$378,046

Securities with a carrying value of approximately $415,000 and $667,000 as of June 30, 2023 and 2022, were pledged to secure public deposits and debt.

There were no sales of available for sale debt securities during the years ended June 30, 2023 and 2022.  The Company did recognize gains of $24,000 and $14,000, respectively, on bonds that matured during the years ended June 30, 2023 and 2022 related to previous other than temporary impairment charges taken on these securities.

Note 4 -     Loans

A summary of loans by major category follows:

	June 30, 2023	June 30, 2022
Commercial real estate	$84,580,946	$80,603,153
Commercial and industrial	6,878,209	8,778,723
Construction	1,905,255	10,582,488
One-to-four-family residential	59,562,818	51,890,948
Multi-family real estate	44,183,871	33,944,903
Consumer	2,824,747	2,100,259
Total loans	199,935,846	187,900,474
Deferred loan fees	(63,500)	(75,552)
Allowance for loan losses	(2,158,590)	(2,195,050)
Loans, net	$197,713,756	$185,629,872

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2023 and 2022, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of  June 30, 2023 and 2022:

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

	Commercial	Commercial		One-to-Four	Multi-Family
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2023
Allowance for credit losses
Balance at beginning of year	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Charge-offs	(136,753)	—	—	—	—	—	—	(136,753)
Recoveries	98,084	—	—	—	—	2,209	—	100,293
Provisions	(356,496)	(14,990)	(48,727)	(57,180)	132,030	(2,157)	347,520	—
Balance at June 30, 2023	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,196,479	17,711	6,302	206,771	365,401	653	365,273	2,158,590
Balance at end of period	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590
Loans
Individually evaluated for impairment	$—	$—	$—	$117,103	$—	$—	$—	$117,103
Collectively evaluated for impairment	84,580,946	6,878,209	1,905,255	59,445,715	44,183,871	2,824,747	—	199,818,743
Balance at end of period	$84,580,946	$6,878,209	$1,905,255	$59,562,818	$44,183,871	$2,824,747	$—	$199,935,846

	Commercial	Commercial		One-to-Four	Multi-Family
June 30, 2022	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$1,036,301	$157,533	$59,649	$409,395	$134,216	$4,896	$384,192	$2,186,182
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	8,868	—	8,868
Provisions	555,343	(124,832)	(4,620)	(145,444)	99,155	(13,163)	(366,439)	—
Balance at June 30, 2022	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,591,644	32,701	55,029	263,951	233,371	601	17,753	2,195,050
Balance at end of period	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Loans
Individually evaluated for impairment	$—	$—	$—	$193,385	$—	$—	$—	$193,385
Collectively evaluated for impairment	80,603,153	8,778,723	10,582,488	51,697,563	33,944,903	2,100,259	—	187,707,089
Balance at end of period	$80,603,153	$8,778,723	$10,582,488	$51,890,948	$33,944,903	$2,100,259	$—	$187,900,474

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2023 and 2022, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2023
Commercial real estate	$84,580,946	$—	$—	$—	$84,580,946
Commercial and industrial	6,878,209	—	—	—	6,878,209
Construction	1,905,255	—	—	—	1,905,255
	$93,364,410	$—	$—	$—	$93,364,410

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2022
Commercial real estate	$79,214,378	$1,388,775	$—	$—	$80,603,153
Commercial and industrial	8,778,723	—	—	—	8,778,723
Construction	10,582,488	—	—	—	10,582,488
	$98,575,589	$1,388,775	$—	$—	$99,964,364

During the year ended June 30, 2023, a $1.4 million commercial real estate loan previously rated special mention/watch was paid off in full by the respective borrower.

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

recorded investments in residential real estate and consumer loans by class based on payment activity as of June 30, 2023 and 2022:

	Performing	Nonperforming	Total
June 30, 2023
One-to-four-family residential	$59,562,818	$—	$59,562,818
Multi-family real estate	44,183,871	—	44,183,871
Consumer	2,824,747	—	2,824,747
	$106,571,436	$—	$106,571,436

	Performing	Nonperforming	Total
June 30, 2022
One-to-four-family residential	$51,827,163	$63,785	$51,890,948
Multi-family real estate	33,944,903	—	33,944,903
Consumer	2,100,259	—	2,100,259
	$87,872,325	$63,785	$87,936,110

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of  June 30, 2023 and 2022 (excluding COVID-19 deferrals):

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	16,487	—	—	—
Construction	—	—	—	—
One-to-four-family residential	26,986	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$43,473	$—	$—	$—

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2022
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	70,485	—	50,818	63,785
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$70,485	$—	$50,818	$63,785

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The following table summarizes individually impaired loans by class of loans as of  June 30, 2023 and 2022:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2023
With no related allowance recorded
One-to-four-family residential	$117,103	$117,103	$—	$123,307	$6,967
	$117,103	$117,103	$—	$123,307	$6,967

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
One-to-four-family residential	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—
(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2022
With no related allowance recorded
One-to-four-family residential	$193,385	$193,385	$—	$199,080	$13,428
	$193,385	$193,385	$—	$199,080	$13,428

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
One-to-four-family residential	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

Impaired loans include loans modified in troubled debt restructuring (TDR) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

There were no loans modified in TDR during the years ended June 30, 2023 and 2022. The Company has made no commitments to lend additional funds on restructured loans.

There were no PPP loans (loans originated under the Paycheck Protection Program) outstanding as of June 30, 2023 or 2022, respectively. The processing fees related to previously originated PPP loans were recognized as income over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. Deferred fee income of $0 and $483,484 was recognized during the years ended June 30, 2023 and 2022, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Note 5 -     Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2023	2022
Land and land improvements	$738,829	$731,934
Buildings	1,990,618	1,990,618
Leasehold improvements	433,395	395,995
Furniture, fixtures, and equipment	1,421,341	1,400,272
Vehicles	27,658	27,658
Right-of-use-assets	591,982	—
	5,203,823	4,546,477
Less accumulated depreciation	(3,075,431)	(2,870,417)
	$2,128,392	$1,676,060

Depreciation expense totaled $205,013 and $207,951 for the years ended June 30, 2023 and 2022, respectively.

Note 6 - Leases

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The following tables present information about the Company’s leases as of and for the year ended June 30, 2023:

As of
June 30, 2023

Right-of-use-assets	$591,982
Lease liability	585,182
Weighted average remaining lease term	6.88 years
Weighted average discount rate	3.24%

Year Ended
June 30,
2023
Operating lease costs	$127,717
Short-term lease costs	38,280
Total lease costs	$165,997

Cash paid for amounts included in measurement of lease liabilities	$124,090

As of June 30,
2023
Lease payments due

Year ending June 30, 2024	$123,969
Year ending June 30, 2025	104,464
Year ending June 30, 2026	103,720
Year ending June 30, 2027	94,450
Year ending June 30, 2028	43,200
Thereafter	187,200
Total	657,003
Discount	71,821
Lease liability	$585,182

During the year ended June 30, 2022, the Company leased two branch locations under long-term operating lease agreements expiring in 2027 and 2024. Rent expense, including executory costs when included in lease payments is included in occupancy expense and was $97,172 for the year ended June 30, 2022.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Future minimum lease payments under the aforementioned leases as of June 30, 2022 were as follows:

Years Ending June 30, 2022
2023	$100,126
2024	76,248
2025	58,056
2026	60,422
2027	56,375
$351,227

Note 7 -     Cash Surrender Value Life Insurance

The Company is the owner and the beneficiary of life insurance policies on certain directors and officers of the Company, with aggregate death benefits of approximately $17,933,000 as of June 30, 2023. The cash surrender value on the policies amounted to $8,724,198 and $9,193,315 as of June 30, 2023 and 2022, respectively.

Note 8 -     Deposits

The scheduled maturities of certificates of deposit are as follows:

Years Ending June 30,
2024	$54,566,183
2025	10,278,336
2026	7,708,940
2027	8,960,288
2028	1,741,702
Thereafter	599,142
$83,854,591

Certificates of deposit that meet or exceed $250,000 at June 30, 2023 and 2022 were $38,627,407 (including brokered deposits of $22,158,000) and $24,266,673 (including brokered deposits of $19,840,000), respectively.

Note 9 -     Borrowings

There was $8.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2023 compared to none at June 30, 2022 consisting of $5.0 million and $3.0 million putable advances. The $5.0 million putable advance with the maturity date of March 17, 2028 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 18, 2023. The $3 million putable advance with the maturity date of April 11, 2028 can be called quarterly until maturity at the option of the FHLB, with the next call option being October 11, 2023. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 22% to 37% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $95,988,835 and

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

$37,536,518 as of June 30, 2023 and 2022, respectively. There was FHLB stock of $770,273 and $323,000 pledged as of June 30, 2023 and June 30, 2022, respectively. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2023.

The Company also has a federal funds purchased borrowing arrangement with a correspondent bank for $5.0 million which reprices daily based on the Federal Funds rate.  There were no borrowings under this arrangement at June 30, 2023.

Information concerning FHLB advances is set forth below.

	June 30,
	2023	2022
Balance at end of year	$8,000,000	$-
Maximum outstanding at any month end	$14,000,000	$-
Weighted average interest rate at end of year	2.97%	-%
Average interest rate during year	3.15%	-%

.

Note 10 -     Related Party Transactions

In the ordinary course of business, the Company has granted loans to its principal officers, directors, and their affiliates. There were no such loans as of June 30, 2023 and 2022.

Deposits from related parties held by the Bank at June 30, 2023 and 2022, amounted to approximately $1,075,609 and $556,082, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Note 11 -    Income Taxes

Deferred tax asset and liability consist of the following components as of June 30, 2023 and 2022:

		Restated
Deferred tax asset	2023	2022
Net operating loss	$—	$236,800
Allowance for loan losses	459,764	459,916
Available for sale debt securities	277,048	119,187
Lease liability	160,516	—
Equity compensation	7,559	—
Accrued expenses	45,983	38,814
Other	7,121	7,038
	957,991	861,755

Deferred tax liability
Property and equipment	60,384	67,202
Mortgage servicing rights	224,419	215,327
Right-of-use-asset	162,381	—
Deferred loan costs	23,858	352
Other	33	256
	471,075	283,137
Net deferred tax asset	$486,916	$578,618

The provision for income taxes charged to income for the years ended June 30, 2023 and 2022, consist of the following:

	2023	2022
Current tax expense	$195,171	$74,704
Deferred tax expense	249,564	362,678
	$444,735	$437,382

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company concluded no valuation allowance was necessary as of June 30, 2023 or 2022.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

A summary of income taxes compared to the federal income tax statutory rate is set forth below.

	2023	2022
At Federal statutory rate at 21%	$444,529	$372,150
Adjustments resulting from:
Tax exempt interest	(5,365)	(8,579)
Earnings and gain on bank owned life insurance	(104,520)	(47,162)
State tax, net of federal benefit	112,009	107,169
Equity compensation	5,664
Other	(7,582)	13,804
Income tax expense	$444,735	$437,382

Note 12 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution. Profit sharing expense charged to operations was $69,794 and $65,516 for the years ended June 30, 2023 and 2022, respectively.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $40,127 (upon the release of 3,496 shares) and $48,349 (upon the release of 4,497 shares) of compensation expense related to this plan for the years ended June 30, 2023 and 2022. At June 30, 2023, there were 78,657 shares not yet released having an aggregate market value of approximately $738,589. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 13 -    Self-Funded Health Insurance

The Company has established an employee medical benefit plan to self-insure claims up to $30,000 per plan year for each individual and with a stop-loss per plan year for participants in the aggregate of approximately $1,000,000. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. Health insurance expense recorded for the years ended June 30, 2023 and 2022 was $599,119 and $447,827, respectively. The liability recognized for claims incurred but not yet paid was $56,956 and $41,954 as of June 30, 2023 and 2022, respectively. Management believes the recorded liability for health care costs is sufficient to cover estimated claims, including claims incurred but not yet reported.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Note 14 - Stock-Based Compensation

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

Stock Options

On June 28, 2022, a total of 73,194 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (18,572 and 54,622 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 7,647 options.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 39,330 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (4,368 and 34,962 options were awarded to directors and employees, respectively). The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $2.72.

Stock option expense amortized to expense for the years ended June 30, 2023 and 2022 was $46,328 and $0, respectively. At June 30, 2023, total unrecognized compensation expense related to stock options was $278,029, and will be amortized to expense over a period of 4.5 years. As of June 30, 2023, there were 4,368 stock option awards available for future awards under this plan.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

A summary of stock option activity and related information for the years ended June 30, 2023 and 2022 was as follows.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2021	-	-	-	-
Granted, June 28, 2022	73,194	$11.16	10.00	$-
Outstanding, June 30, 2022	73,194	11.16	10.00	-
Granted, May 16, 2023	39,330	8.90	10.00	-
Exercised	-	-	-	-
Forfeited	(7,647)	11.16	10.00	-
Outstanding, June 30, 2023	104,877	$10.31	9.33	$19,272

Exercisable, June 30, 2023	13,109	$11.16	9.00	$-

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards.  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  Restricted stock expense was $84,300 and $0 for the years ended June 30, 2023 and 2022, respectively. At June 30, 2023, future compensation expense related to non-vested restricted stock outstanding was $385,487 which will be amortized over a remaining period of 4.5 years. As of June 30, 2023, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the year ended June 30, 2023, is as follows:

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2022	-	-
Granted, June 28, 2022	40,203	$11.16
Outstanding, June 30, 2022	40,203	11.16
Granted, May 16, 2023	6,261	8.90
Exercised	(7,424)	11.16
Forfeited	(3,059)	11.16
Outstanding, June 30, 2023	35,981	$10.77

Note 15 -     Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the years ended June 30, 2023 and 2022, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2023
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(404,176)	—	(404,176)
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	5,810	5,810
Amounts reclassified from accumulated other comprehensive income (net of tax) (b)	(17,462)	—	(17,462)
Balance, end of period	$(739,982)	$(44,875)	$(784,857)

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gains on Securities Transactions ($24,000) and Provision for Income Taxes of ($6,538).

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2022
Balance, beginning of period	$188,558	$(67,891)	$120,667
Other comprehensive loss before reclassifications (net of tax)	(496,717)	—	(496,717)
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	17,206	17,206
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	(10,185)	—	(10,185)
Balance, end of period	$(318,344)	$(50,685)	$(369,029)

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gains on Securities Transactions ($14,000) and Provision for Income Taxes of ($3,815).

Note 16 -     Minimum Regulatory Capital Requirements

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy.

The risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%.  The CBLR framework  also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of June 30, 2023 and June 30, 2022.

As of June 30, 2023 and June 30, 2022, management believes the Bank has met all capital adequacy requirements to which it is subject. As of June 30, 2023 and June 30, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,030	12.02%	$19,321	>	8.0%	$21,736	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2022	(Dollars in thousands)
Tier I Capital to Average Assets	$27,152	12.17%	$17,848	>	8.0%	$20,080	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2023, the Bank’s net worth was $28,246,139 and general loan loss reserve was $2,158,590, totaling 12.67% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2022, the Bank’s net worth was $26,783,484 and general loan loss reserve was $2,195,050 totaling 13.17% of total assets, which meets the state of Wisconsin’s minimum net worth net worth requirements.

Note 17 -    Off-Balance-Sheet Activities

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

At June 30, 2023 and 2022, the following financial instruments were outstanding where contract amounts represent credit risk:

	June 30, 2023	June 30, 2022
Commitments to grant loans	$407,904	$4,025,000
Unused commitments under lines of credit	4,718,652	6,707,000
MPF credit enhancements	625,701	838,277

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

Of the outstanding commitments to grant loans at June 30, 2023, 100% were at fixed interest rates and 0% were at variable interest rates. Of the outstanding commitments to grant loans at June 30, 2022, 81% were at fixed interest rates and 19% were at variable interest rates.

Mortgage Partnership Finance (MPF) credit enhancements allow the Company to share the credit risk associated with home mortgage finance with Federal Home Loan Bank (FHLB). MPF provides the Company the ability to originate, sell,

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Note 18 -    Fair Value of Assets and Liabilities

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and 2022:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Available for sale debt securities
States and municipalities	$888,072	$—	$888,072	$—
Mortgage-backed	1,847,014	—	1,847,014	—
Corporate bonds	6,186,629	—	4,606,629	1,580,000
Total assets	$8,921,715	$—	$7,341,715	$1,580,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Available for sale debt securities
States and municipalities	$1,067,906	$—	$1,067,906	$—
Mortgage-backed	2,739,054	—	2,739,054	—
Corporate bonds	6,810,278	—	4,910,278	1,900,000
Total assets	$10,617,238	$—	$8,717,238	$1,900,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis and recurring basis, which are summarized below:

Non-Recurring

	June 30,	June 30,	Valuation	Unobservable	Range
	2023	2022	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$2,312,240	$—	Collateral valuation	Discount from market value	10% - 75%

Recurring

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2023 and 2022. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at July 1, 2021	$—

Transfer of security from Level 2 to Level 3 (December 2021)	2,000,000

Balance at December 31, 2021	2,000,000

Unrealized (losses) included in other comprehensive income (loss)	(100,000)

Balance at March 31, 2022	1,900,000

Balance at June 30, 2022	1,900,000

Unrealized (losses) included in other comprehensive income (loss)	(60,000)

Balance at September 30, 2022	1,840,000

Unrealized (losses) included in other comprehensive income (loss)	(240,000)

Balance at December 31, 2022	1,600,000

Unrealized gains included in other comprehensive income (loss)	20,000

Balance at March 31, 2023	1,620,000

Unrealized (losses) included in other comprehensive income (loss)	(40,000)

Balance at June 30, 2023	$1,580,000

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

The estimated fair values of financial instruments are as follows:

	June 30, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,272,088	$2,272,088	$2,418,041	$2,418,041
Federal funds sold	9,503,000	9,503,000	6,010,000	6,010,000
Interest bearing deposits in other financial institutions	3,762,139	3,762,139	1,945,073	1,945,073
Available for sale debt securities	8,921,715	8,921,715	10,617,238	10,617,238
Held to maturity debt securities	516,089	378,046	532,363	419,000
Loans, net	197,713,756	177,582,000	185,629,872	178,080,000
Investment in restricted stock	770,273	770,273	323,000	323,000
Accrued interest receivable	612,724	612,724	565,929	565,929
Financial Liabilities
Deposits	$197,254,306	$179,325,000	$188,100,448	$172,922,000
Federal Home Loan Bank (FHLB) advances	8,000,000	8,000,000	—	—
Accrued interest payable	74,580	74,580	31,071	31,071

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

Cash and due from banks – Due to their short-term nature, the carrying amount of cash and due from banks approximates fair value and is categorized in level 1 of the fair value hierarchy.

Federal funds sold – Due to their short-term nature, the carrying amount of federal funds sold approximates the fair value and is categorized in level 1 of the fair value hierarchy.

Interest bearing deposits in other financial institutions – Due to their short-term nature, the carrying amount of interest- bearing deposits in other financial institutions approximates fair value and is categorized in level 1 of the fair value hierarchy.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Investments in restricted stock – No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB and management believes the carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Accrued interest receivable – Due to their short-term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

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

The estimated fair value of fee income on letters of credit at June 30, 2023 and 2022 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2023 and 2022.

Note 19 -    Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent holding company, Marathon Bancorp, Inc., as of June 30, 2023 and 2022 and for the years then ended.

Parent Only Condensed Balance Sheets

	June 30,
		Restated
	2023	2022
Assets
Cash in bank subsidiary	$ 3,374,104	$ 3,374,104
Investment in subsidiary, at underlying equity	28,727,937	27,265,282
Loan receivable-ESOP	819,411	843,145
Other assets	40,827	29,463
Total Assets	$ 32,962,279	$ 31,511,994

Liabilities and Stockholders' Equity
Liabilities:
Due to subsidiary bank	$ 1,679,109	$ 283,896
Other liabilities	3,652	3,733
Total liabilities	1,682,761	287,629

Stockholders' equity:
Total stockholders' equity	31,279,518	31,224,365
Total liabilities and stockholders' equity	$ 32,962,279	$ 31,511,994

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

Parent Only Condensed Statements of Income

	Years Ended June 30,
	2023	2022
Interest income:
Income on ESOP loan	$ 27,017	$ 28,090
Total interest income	27,017	28,090

Non-interest expenses:
Other non-interest expense	(80,020)	(88,110)
Total non-interest expense	(80,020)	(88,110)

Loss before income tax benefit	(53,003)	(60,020)
Income tax benefit	(17,345)	(12,031)

Income before equity in undistributed earnings of bank	(35,658)	(47,989)

Equity in undistributed earnings of bank	1,707,728	1,382,752

Net income	$ 1,672,070	$ 1,334,763

Parent Only Condensed Statements of Cash Flows

	Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$ 1,672,070	$ 1,334,763
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of bank	(1,707,728)	(1,382,752)
Increase in other assets	(11,364)	(23,542)
Increase (decrease) in other liabilities	(81)	3,732
Net cash used in operating activities	(47,103)	(67,799)

Cash flows from investing activities:
Principal payments on loan receivable-ESOP	23,734	30,825
Net cash provided by investing activities	23,734	30,825

Cash flows from financing activities:
Purchase and retirement of treasury stock	(1,371,844)	-
Loan from subsidiary bank	1,395,213	36,974
Net cash provided by financing activities	23,369	36,974

Net change in cash and cash equivalents	-	-

Cash and cash equivalents-beginning of year	3,374,104	3,374,104

Cash and cash equivalents-end of year	$ 3,374,104	$ 3,374,104

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of June 30, 2023.

We identified a material weakness in our controls over accounting that occurred beginning in the fourth quarter of fiscal year 2021 through the fourth quarter of fiscal year 2023 relating to special provisions in the tax laws regarding a Bank’s allowable tax bad debt deductions and related tax bad debt reserves as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the Company to erroneously maintain a deferred tax liability, which it will not be required to recapture as management does not intend to redeem stock, make distributions or take other actions that would result in the recapture of this reserve. The Company erroneously applied the Section 585 reserve method, whereby it was allowed to, in 1996, change to the specific charge-off method (with no reserve) and recapture the thrift reserves in their entirety if it switched from a thrift charter to a commercial charter prior to 1996. This material weakness resulted in the correction of the material errors and restatement of prior financial statements as disclosed in Note 1 to the consolidated audited financial statements. Management has identified effective control plans for the remediation of the material weakness which has been implemented in fiscal year 2024.

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2023, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.”

Management identified a material weakness in internal controls relating to special provisions in the tax laws regarding a Bank’s allowable tax bad debt deductions and related tax bad debt reserves. This material weakness had a material effect on our reported financial condition or results of operations as of and for the years ended June 30, 2023 and 2022 and resulted in the restatement of our 2022 audited financial statements. We have implemented remedial changes to improve our internal controls over financial reporting.

In order to remediate the material weakness in internal controls, the Company refined its process of reviewing its quarterly income tax provision including a review of all current and previous income tax laws impacting the Company including the preparation of a detailed checklist governing income taxes for financial institutions.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Marathon Bancorp, Inc. is an emerging growth company.

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at June 30, 2023.

Name	Age	Positions Held With the Company
Nicholas W. Zillges	47	President and Chief Executive Officer
Nora Spatz	67	Executive Vice President and Chief Administrative Officer
Michelle Knopf	53	Executive Vice President/Director of Mortgage Services
Joy Selting-Buchberger	55	Senior Vice President and Chief Financial Officer
Terry Cornish	55	Senior Vice President and Chief Credit Officer

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

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2023.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding options	Weighted average	available for issuance under
Plan	and rights	exercise price	the plan

Equity compensation plans approved
by stockholders	104,877	$10.31	4,368

Equity compensation plans not approved
by stockholders	-	-	-

Total	104,877	$10.31	4,368

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements-The Company’s consolidated financial statements, for the years ended June 30, 2023 and 2022, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)

Financial Statement Schedules- All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations.”

3.1

Articles of Incorporation of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

3.2

Bylaws of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.1

Form of Common Stock Certificate of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.2

Description of Securities of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4.2 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on September 28, 2021.

10.1

Employment Agreement between Marathon Bank and Nicholas W. Zillges, dated April 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.2

Change in Control Agreement between Marathon Bank and Nora Spatz, dated April 14, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.3

Change in Control Agreement between Marathon Bank and Michelle Knopf, dated April 14, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.4

2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2022 (file No. 000-56269)) †

10.5

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.6

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.7

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.8	Change in Control Agreement between Marathon Bank and Joy C. Selting-Buchberger, dated April 14, 2021†

21	Subsidiaries of Registrant

23	Consent of Bonadio & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Marathon Bancorp, Inc.

Date:	September 20, 2023	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nicholas W.Zillges	President, Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2023
Nicholas W.Zillges

/s/ Joy C. Selting-Buchberger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2023
Joy C. Selting-Buchberger

/s/ Amy Zientara	Chairwoman	September 20, 2023
Amy Zientara

/s/ Thomas Grimm	Director	September 20, 2023
Thomas Grimm

/s/ Timothy R. Wimmer	Director	September 20, 2023
Timothy R. Wimmer

/s/ Ann M. Werth	Director	September 20, 2023
Ann M. Werth