Form 10-Q
period 2023-09-30
Marathon Bancorp, Inc. /MD/
filed 2023-11-14
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 13, 2023, there were 2,157,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	September 30, 2023	2023
Assets
Cash and due from banks	$3,258,420	$2,272,088
Federal funds sold	3,722,000	9,503,000
Cash and cash equivalents	6,980,420	11,775,088
Interest bearing deposits held in other financial institutions	3,941,269	3,762,139
Debt securities available for sale	8,625,718	8,921,715
Debt securities held to maturity, at amortized cost (fair value $388,554 and $378,046)	510,381	516,089
Loans, net of allowance of $2,025,197 and $2,158,590, respectively	197,663,038	197,713,756
Interest receivable	534,187	612,724
Foreclosed assets (OREO)	2,312,240	2,312,240
Investment in restricted stock, at cost	815,842	770,273
Cash surrender value life insurance	8,784,172	8,724,198
Premises and equipment, net	3,703,974	2,128,392
Deferred tax asset	337,033	486,916
Other assets	1,417,718	1,055,069
Total assets	$235,625,992	$238,778,599
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$24,455,871	$26,180,842
Interest bearing	164,152,256	171,073,464
Total deposits	188,608,127	197,254,306
Federal Home Loan Bank (FHLB) advances	13,000,000	8,000,000
Other liabilities	2,560,484	2,244,775
Total liabilities	204,168,611	207,499,081
Commitments and Contingent Liabilities ( see note 11)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,157,497 shares issued and outstanding at September 30, 2023 and June 30, 2023	21,141	21,141
Additional paid-in capital	7,293,997	7,252,506
Retained earnings	25,796,872	25,577,300
Unearned ESOP shares, at cost	(777,832)	(786,572)
Accumulated other comprehensive loss	(876,797)	(784,857)
Total stockholders' equity	31,457,381	31,279,518
Total liabilities and stockholders' equity	$235,625,992	$238,778,599

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2023	2022
Interest Income
Loans, including fees	$2,180,645	$1,911,400
Debt securities	57,963	70,217
Other	166,529	45,526
Total interest income	2,405,137	2,027,143
Interest Expense
Deposits	762,801	304,400
Borrowings and other	79,016	9,862
Total interest expense	841,817	314,262
Net Interest Income	1,563,320	1,712,881
Provision for Credit Losses	41,000	—
Net Interest Income After Provision for Credit Losses	1,522,320	1,712,881
Non-Interest Income
Service charges on deposit accounts	31,279	40,866
Mortgage banking income	130,604	81,590
Increase in cash value of life insurance	59,974	57,026
Gain on proceeds from life insurance death benefit	—	173,268
Other income	6,382	7,454
Total non-interest income	228,239	360,204
Non-Interest Expenses
Salaries and employee benefits	772,790	831,867
Occupancy and equipment expenses	169,822	171,521
Data processing and office	109,644	87,050
Professional fees	170,736	185,067
Marketing expenses	15,189	17,806
Foreclosed assets, net	13,620	—
Other expenses	211,082	151,960
Total non-interest expenses	1,462,883	1,445,271
Income Before Income Taxes	287,676	627,814
Provision for Income Taxes	201,479	116,661
Net Income	$86,197	$511,153

Net income per common share-basic	$0.04	$0.24
Net income per common share-diluted	$0.04	$0.24
Weighted average number of common shares outstanding-basic	2,043,296	2,147,781
Weighted average number of common shares outstanding-diluted	2,046,349	2,147,781

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	September 30,
	2023	2022
Net Income	$86,197	$511,153
Other comprehensive loss
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(118,316)	(177,671)
Tax effect	24,837	48,400
Net amount	(93,479)	(129,271)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,539	1,461
Other comprehensive loss	(91,940)	(127,810)
Comprehensive Income (Loss)	$(5,743)	$383,343

(a) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$—	$21,141	$7,252,506	$25,577,300	$(786,572)	$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses ( Notes 1 and 4)	—	—	—	133,375	—	—	133,375
Net income	—	—	—	86,197	—	—	86,197
Other comprehensive loss	—	—	—	—	—	(91,940)	(91,940)
ESOP shares committed to be released (874 shares)	—	—	1,716	—	8,740	—	10,456
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, September 30, 2023	$—	$21,141	$7,293,997	$25,796,872	$(777,832)	$(876,797)	$31,457,381

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2022	$—	$22,295	$8,487,400	$23,423,432	$(821,531)	$(369,029)	$30,742,567
Net income	—	—	—	511,153	—	—	511,153
Other comprehensive loss	—	—	—	—	—	(127,810)	(127,810)
ESOP shares committed to be released (874 shares)	—	—	874	—	8,740	—	9,614
Stock based compensation	—	—	34,620	—	—	—	34,620
Balance, September 30, 2022	$	$22,295	$8,522,894	$23,934,585	$(812,791)	$(496,839)	$31,170,144

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	September 30,
	2023	2022
Operating Activities
Net income	$86,197	$511,153
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	44,825	50,221
Provision for credit losses	41,000	—
Stock based compensation	39,775	34,620
ESOP expense	10,456	9,614
Net amortization of discounts and premiums on debt securities	24,044	25,855
Amortization of deferred loan fees, net	(11,561)	(10,182)
Net gain on sale of loans	(65,867)	(34,295)
Net change in deferred taxes	139,805	80,049
Gain on proceeds from life insurance death benefit	—	(173,268)
Earnings on cash value of life insurance	(59,974)	(57,026)
Decrease in interest receivable	78,537	11,966
Originations of loans held for sale	(2,601,000)	(871,800)
Proceeds from loans held for sale	2,666,867	906,095
Net change in operating leases	649	(9,403)
Net change in other assets	(362,649)	(28,388)
Net change in other liabilities	335,577	1,031,253
Net Cash Provided by Operating Activities	366,681	1,476,464
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(179,130)	1,638,560
Proceeds from life insurance death benefit	—	641,757
Proceeds from maturities and repayments of debt securities available for sale	153,377	324,406
Proceeds from maturities and calls of debt securities held to maturity	7,509	7,437
Increase in restricted stock	(45,569)	(447,273)
Net (increase) decrease in loans	196,279	(7,759,425)
Purchases of property and equipment	(1,647,636)	(61,671)
Net Cash Used in Investing Activities	(1,515,170)	(5,656,209)
Financing Activities
Net change in deposits	(8,646,179)	(347,733)
Proceeds from FHLB advances	5,000,000	14,000,000
Net Cash Provided by (Used in) Financing Activities	(3,646,179)	13,652,267
Net Change in Cash and Cash Equivalents	(4,794,668)	9,472,522
Cash and Cash Equivalents, Beginning of Year	11,775,088	8,428,041
Cash and Cash Equivalents, End of Period	$6,980,420	$17,900,563
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$771,411	$318,141
Taxes	191,000	35,000

Supplemental Schedule of Noncash Investing and Financing Activities
Lease liabilities and right-of-use assets arising from adoption of ASC 842	$—	$698,837

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses, valuation of deferred tax assets, and fair value of financial assets and liabilities.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 2023 are not necessarily indicative of the results for the year ending June 30, 2024 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 20, 2023.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13 was effective for the Company on July 1, 2023. The adjustment recorded at adoption reduced the allowance for credit losses (“ACL”) by $175,000, net of deferred taxes of $36,750 and resulted in the establishment of a reserve for unfunded loan commitments of $6,702, net of deferred taxes of $1,827. These adjustments, net of tax, increased the opening balance of retained earnings of the Company and the Bank by $133,375 as of the date of adoption.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on July 1, 2023. There was no material impact to the Company at adoption.

The following table illustrates the impact of adopting ASC 326 (in thousands):

	June 30, 2023	July 1, 2023	July 1, 2023
	As Previously		As Reported
	Reported	Impact of	Under
	(Incurred Loss)	ASC 326	ASC 326

Assets:
Loans, net	$197,713,756	$175,000	$197,888,756

Deferred income taxes, net	486,916	(34,923)	451,993

Liabilities:
Reserve for credit losses on
unfunded commitments (included in other liabilities)	—	(6,702)	(6,702)

Total equity:	$31,279,518	$133,375	$31,412,893

The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after June 30, 2023. Accounting policies applying to prior periods are described in the 2023 Annual Report.

Allowance for Credit Losses on Loans: The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit loss is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a weighted-average remaining maturity methodology. The weighted-average remaining maturity methodology uses an average annual charge-off rate as a foundation for estimating the credit loss for the remaining balances of all loan pools. The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments to determine the unadjusted historical charge-off rate.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. This includes forecast that are reasonable and supportable concerning expectations of future economic conditions. The reasonable and supportable forecast period is 24 months. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	Changes in the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.

5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

6.	Experience, ability, and depth of lending management and other relevant staff.

7.	Quality of loan review and Board of Director oversight.

8.	The effect of other external factors such as competition, legal and regulatory requirements.

9.	Changes in national and local economic conditions related to unemployment, house price index, and gross domestic product.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit losses calculation for our loan portfolio.

The evaluation also considers the following risk characteristics of each loan portfolio segment:

●	One- to four-family residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

●

Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

●

Construction loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

●

Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

●

Multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 30 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

●

Consumer loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. These loans are typically either unsecured or secured by rapidly depreciating assets. They are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances.

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell.

Allowance for Credit Losses on Unfunded Commitments. The Company records an allowance, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The allowance for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the allowance for unfunded commitments are recorded through the provision for credit losses.

   Allowance for Credit Losses on Available for Sale (“AFS”) Securities. Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach; however, the new standard requires credit losses to be presented as an ACL. The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income (“AOCI”), net of taxes, on the unaudited consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. The Company did not record a cumulative-effect adjustment related to its AFS securities upon adoption of CECL on July 1, 2023. See Note 3, Debt Securities, to the unaudited  consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s investment securities and impairment evaluation.

Allowance for Credit Losses on Held to Maturity (“HTM”) Securities. The Company’s portfolio of held to maturity securities consists of U.S. agency residential mortgage-backed securities which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

Recently Issued, But Not Yet Effective Accounting Pronouncements

There are no recent ASUs issued by the FASB to the ASC that had or that management expects may have an impact on the consolidated financial statements issued upon adoption.

Note 2- Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. There were no anti-dilutive effects for the three months ended September 30, 2023 or 2022. Set forth below is the calculation of earnings per share.

	For the Three Months
	Ended September 30,
	2023	2022

Net income applicable to common stock	$86,197	$511,153

Average number of shares outstanding	2,121,516	2,229,497
Less: Average unallocated ESOP shares	78,220	81,716

Average number of common shares outstanding used to calculate basic earnings per share	2,043,296	2,147,781
Effect of dilutive restricted stock awards	3,053	—
Average number of common shares outstanding used to calculate diluted earnings per share	2,046,349	2,147,781

Earnings per common share:
Basic	$0.04	$0.24
Diluted	0.04	0.24

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of September 30, 2023 and June 30, 2023, consists of the following:

	Unaudited
	September 30, 2023	June 30, 2023
Available for sale debt securities, at fair value	$8,625,718	$8,921,715
Held to maturity debt securities, at amortized cost	510,381	516,089
	$9,136,099	$9,437,804

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2023
Available for sale debt securities
States and municipalities	$904,376	$8	$(9,770)	$894,614
Mortgage-backed	1,777,494	23,698	(127,316)	1,673,876
Corporate bonds	7,079,191	—	(1,021,963)	6,057,228
	$9,761,061	$23,706	$(1,159,049)	$8,625,718
Held to maturity debt securities
Mortgage-backed	$510,381	$—	$(121,827)	$388,554

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$904,308	$503	$(16,739)	$888,072
Mortgage-backed	1,935,106	23,125	(111,217)	1,847,014
Corporate bonds	7,099,328	—	(912,699)	6,186,629
	$9,938,742	$23,628	$(1,040,655)	$8,921,715
Held to maturity debt securities
Mortgage-backed	$516,089	$—	$(138,043)	$378,046

There is no allowance for credit losses on available for sale and held to maturity debt securities at September 30, 2023. Securities with a carrying value of approximately $355,000 and $415,000 as of September 30, 2023 and June 30, 2023, respectively, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2023, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2023
Due in one year or less	$502,356	$496,420	$—	$—
Due from more than one to five years	2,851,425	2,782,002	—	—
Due from more than five to ten years	4,629,786	3,673,420	—	—
	7,983,567	6,951,842	—	—
Mortgage-backed securities	1,777,494	1,673,876	510,381	388,554
	$9,761,061	$8,625,718	$510,381	$388,554

There were no sales of available for sale debt securities during the three month periods ended September 30, 2023 and 2022.

The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and June 30, 2023:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2023
Available for sale debt securities
States and municipalities	$(5,201)	$319,349	$(4,569)	$360,257	$(9,770)	$679,606
Mortgage-backed	(996)	24,107	(126,320)	1,521,065	(127,316)	1,545,172
Corporate bonds	—	—	(1,021,963)	6,057,228	(1,021,963)	6,057,228
	$(6,197)	$343,456	$(1,152,852)	$7,938,550	$(1,159,049)	$8,282,006
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$(121,827)	$388,554	$(121,827)	$388,554

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$(16,739)	$768,052	$—	$—	$(16,739)	$768,052
Mortgage-backed	(2,879)	109,037	(108,338)	1,615,016	(111,217)	1,724,053
Corporate bonds	(90,000)	410,000	(822,699)	5,776,629	(912,699)	6,186,629
	$(109,618)	$1,287,089	$(931,037)	$7,391,645	$(1,040,655)	$8,678,734
Held to maturity debt securities
Mortgage-backed securities	$(138,043)	$378,046	$—	$—	$(138,043)	$378,046

There were nine securities in an unrealized loss position in the less than 12 months category and 57 securities in the 12 months or more category at September 30, 2023. There were 15 securities in an unrealized loss position in the less than 12 months category and 52 securities in the 12 months or more category at June 30, 2023. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

Note 4- Loans

On July 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of September 30, 2023 is in accordance with ASC 326. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (incurred loss method).

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $464,637 at September 30, 2023, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	September 30, 2023	June 30, 2023

	(Dollars in thousands)
Commercial real estate	$85,070	$84,581
Commercial and industrial	6,611	6,878
Construction	1,319	1,905
One-to-four-family residential	59,670	59,563
Multi-family real estate	45,269	44,184
Consumer	1,817	2,825
Total loans	199,756	199,936
Deferred loan fees	(68)	(63)
Allowance for credit losses	(2,025)	(2,159)
Loans, net	$197,663	$197,714

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2023:

	Allowance for Credit Losses-Loans
	(Dollars in thousands)
	Beginning
	Balance				Provision
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses-	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
	July 1, 2023					September 30, 2023
Commercial real estate	$1,196	$(818)	$—	$—	$2	$380
Commercial and industrial	18	5	—	—	—	23
Construction	6	2	—	—	(2)	6
One-to-four-family residential	207	1,137	—	—	44	1,388
Multi-family real estate	365	(147)	—	—	7	225
Consumer	2	11	—	—	(10)	3
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$—	$41	$2,025

	Commercial	Commercial		One-to-Four	Multi-Family
September 30, 2022	Real Estate	and Industrial	Construction	Residential	Real Estate		Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$1,591,644	$32,701	$55,029	$263,951	$233,371		$601	$17,753	$2,195,050
Charge-offs	(136,753)	—	—	—	—		—	—	(136,753)
Recoveries	—	—	—	—	—		572	—	572
Provisions	109,130	(5,303)	(30,238)	(41,667)	(17,238)		(553)	(14,131)	—
Balance at September 30, 2022	$1,564,021	$27,398	$24,791	$222,284	$216,133		$620	$3,622	$2,058,869

Individually evaluated for impairment	$—	$—	$—	$—	$—		$—	$—	$—
Collectively evaluated for impairment	1,564,021	27,398	24,791	222,284	216,133		620	3,622	2,058,869
Balance at end of period	$1,564,021	$27,398	$24,791	$222,284	$216,133		$620	$3,622	$2,058,869
Loans
Individually evaluated for impairment	$23,549	$—	$—	$132,507	$—		$—	$—	$156,056
Collectively evaluated for impairment	84,830,900	9,209,475	7,687,275	56,235,473	35,287,008	\	2,137,459	—	195,387,590
Balance at end of period	$84,854,449	$9,209,475	$7,687,275	$56,367,980	$35,287,008		$2,137,459	$—	$195,543,646

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2023:

	Commercial	Commercial		One-to-Four	Multi-Family
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,196,479	17,711	6,302	206,771	365,401	653	365,273	2,158,590
Balance at end of period	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590
Loans
Individually evaluated for impairment	$—	$—	$—	$117,103	$—	$—	$—	$117,103
Collectively evaluated for impairment	84,580,946	6,878,209	1,905,255	59,445,715	44,183,871	2,824,747		199,818,743
Balance at end of period	$84,580,946	$6,878,209	$1,905,255	$59,562,818	$44,183,871	$2,824,747	$—	$199,935,846

The following table presents a breakdown of the provision for credit losses for the periods indicated:

	Three Months
	Ended
	September 30,
	2023	2022
Provision for credit losses:
Provision for loans	$41,000	$—
Provision for unfunded commitments	—	—
Total provision for credit losses	$41,000	$—

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

Doubtful – Loans classified as doubtful have the weaknesses of those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in this category are individually evaluated for impairment or charged-off if deemed uncollectible.

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2023:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$3,506	$6,297	$33,410	$24,183	$8,332	$9,111	$231	$—	$85,070
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$3,506	$6,297	$33,410	$24,183	$8,332	$9,111	$231	$—	$85,070

Commercial and industrial
Pass	$150	$1,022	$1,979	$2,692	$106	$631	$31	$—	$6,611
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$150	$1,022	$1,979	$2,692	$106	$631	$31	$—	$6,611

Construction
Pass	$—	$1,319	$—	$—	$—	$—	$—	$—	$1,319
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,319	$—	$—	$—	$—	$—	$—	$1,319

One-to-four-family residential
Performing	$377	$13,852	$12,458	$14,042	$6,276	$12,665	$—	$—	$59,670
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$377	$13,852	$12,458	$14,042	$6,276	$12,665	$—	$—	$59,670

Multi-family real estate
Performing	$1,315	$8,803	$16,948	$13,563	$1,889	$2,695	$56	$—	$45,269
Non-performing	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,315	$8,803	$16,948	$13,563	$1,889	$2,695	$56	$—	$45,269

Consumer
Performing	$73	$304	$175	$12	$93	$5	$1,155	$—	$1,817
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$73	$304	$175	$12	$93	$5	$1,155	$—	$1,817

Total loans	$5,421	$31,597	$64,970	$54,492	$16,696	$25,107	$1,473	$—	$199,756

The risk category of loans by class of loans as of June 30, 2023, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2023
Commercial real estate	$84,580,946	$—	$—	$—	$84,580,946
Commercial and industrial	6,878,209	—	—	—	6,878,209
Construction	1,905,255	—	—	—	1,905,255
	$93,364,410	$—	$—	$—	$93,364,410

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of June 30, 2023:

	Performing	Nonperforming	Total
June 30, 2023
One-to-four-family residential	$59,562,818	$—	$59,562,818
Multi-family real estate	44,183,871	—	44,183,871
Consumer	2,824,747	—	2,824,747
	$106,571,436	$—	$106,571,436

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of September 30, 2023 and June 30, 2023:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
September 30, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	25,472	—	68,898	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$25,472	$—	$68,898	$—

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	16,487	—	—	—
Construction	—	—	—	—
One-to-four-family residential	26,986	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$43,473	$—	$—	$—

There were no loans on nonaccrual status as of September 30, 2023 or June 30, 2023. There were no loans individually evaluated for credit losses as of September 30, 2023 or June 30, 2023.

Impaired Loans

A loan was considered impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following tables summarize individually impaired loans by class of loans as of June 30, 2023 and for the year then ended:

				For the Year Ended
				June 30, 2023
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
June 30, 2023
With no related allowance recorded
One-to-four-family residential	$117,103	$117,103	$—	$123,307	$6,967
	$117,103	$117,103	$—	$123,307	$6,967

For the Year Ended
June 30, 2023
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With an allowance recorded
One-to-four-family residential	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

(1) Represents the borrower's loan obligation, gross of any previously charged-off amounts.

The Company’s July 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company will no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 results in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted. When the Company modifies a loan with financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

There were no loans during the three months ended September 30, 2023 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective July 1, 2023.

There were no loans modified as TDRs during the three months ended September 30, 2022.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential loans. The pledged loans are discounted at a factor of 22% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $94,248,935 and $95,988,835 as of September 30, 2023 and June 30, 2023, respectively. There was also FHLB stock of $815,842 and $770,273 pledged as of September 30, 2023 and June 30, 2023.

Note 5 - Leases

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

The following tables present information about the Company’s leases as of and for the three months ended September 30, 2023 and 2022 and June 30, 2023:

	As of	As of
	September 30, 2023	June 30, 2023

Right-to-use assets (included in premises and equipment on consolidated balance sheets)	$564,753	$591,982
Lease liability (included in other liabilities on consolidated balance sheets)	558,602	585,182
Weighted average remaining lease term	6.73 years	6.88 years
Weighted average discount rate	3.25%	3.24%

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2023	2022
Operating lease costs	$31,929	$31,929
Short-term lease costs	9,570	9,750
Total lease costs	$41,499	$41,679

Cash paid for amounts included in measurement of lease liabilities	$31,281	$30,999

	As of September 30,
	2023
Lease payments due

Nine months ending June 30, 2024	$92,688
Year ending June 30, 2025	104,464
Year ending June 30, 2026	103,720
Year ending June 30, 2027	94,450
Year ending June 30, 2028	43,200
Thereafter	187,200
Total	625,722
Discount	67,120
Lease liability	$558,602

Note 6 - Deposits

Major classifications of deposits are as follows as of September 30, 2023 and June 30, 2023. Brokered deposits totaled $17.7 million and $22.2 million at September 30, 2023 and June 30, 2023, respectively.

	Unaudited
	At September 30, 2023		At June 30, 2023
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$24,455,871	12.97%	$26,180,842	13.27%
Demand, NOW, money market accounts	41,062,612	21.77%	44,664,015	22.64%
Savings accounts	40,441,220	21.44%	42,554,858	21.57%
Certificates of deposit	82,648,424	43.82%	83,854,591	42.51%
Total	$188,608,127	100.00%	$197,254,306	100.00%

Note 7- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2023 and 2022, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2023
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive loss before reclassifications (net of tax)	(93,479)	—	(93,479)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,539	1,539
Balance, September 30, 2023	$(833,461)	$(43,336)	$(876,797)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2022
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(129,271)	—	(129,271)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,461	1,461
Balance, September 30, 2022	$(447,615)	$(49,224)	$(496,839)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

Note 8- Income Taxes

A summary of income taxes compared to the federal income tax statutory rate is set forth below. Income tax expense was $201,000 for the three months ended September 30, 2023, an increase of $84,000, as compared to income tax expense of $117,000 for the three months ended September 30, 2022. The increase in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the three months ended September 30, 2023 and 2022 was 70.0% and 18.6%, respectively. The effective tax rate increased during the three months ended September 30, 2023 as compared to the prior year period as a result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the three months ended September 30, 2023.

	2023	2022
At Federal statutory rate at 21%	$60,412	$131,841
Adjustments resulting from:
Wisconsin change in tax law	112,058	-
Earnings on bank owned life insurance	(12,594)	(48,505)
State tax, net of federal benefit	-	28,108
Other	41,603	5,217
Income tax expense	$201,479	$116,661

Note 9- Minimum Regulatory Capital Requirements

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of September 30, 2023 and June 30, 2023.

As of September 30, 2023 and June 30, 2023, management believes the Bank has met all capital adequacy requirements to which it is subject. As of September 30, 2023 and June 30, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,463	12.36%	$19,070	>	8.0%	$21,454	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,030	12.02%	$19,321	>	8.0%	$21,736	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At September 30, 2023, the Bank’s net worth was $28,914,828 and general loan loss reserve was $2,025,197, totaling 12.19% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2023, the Bank’s net worth was $28,246,139 and general loan loss reserve was $2,158,590, totaling 12.67% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 10 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $10,456 (upon the release of 874 shares) and $9,614 (upon the release of 874 shares) of compensation expense related to this plan for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there were 77,783 shares not yet released having an aggregate market value of approximately $661,156. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 11 - Stock Based Compensation

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

Stock option expense amortized to expense for the three months ended September 30, 2023 and 2022 was $16,262 and $12,187, respectively. At September 30, 2023, total unrecognized compensation expense related to stock options was $261,766, and will be amortized to expense over a period of 4.25 years. As of September 30, 2023, there were 4,368 stock option awards available for future awards under this plan.

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

A summary of stock option activity and related information for the three months ended September 30, 2023 was as follows.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2023	104,877	$10.31	9.33	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, September 30, 2023	104,877	$10.31	9.08	$-

Exercisable, September 30, 2023	18,353	$10.92	8.84	$-

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). Restricted stock expense was $23,513 and $22,433 for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, future compensation expense related to non-vested restricted stock outstanding was $361,975 which will be amortized over a remaining period of 4.25 years. As of September 30, 2023, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the three months ended September 30, 2023, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2023	35,981	$10.77
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2023	35,981	$10.77

Note 12- Commitments and Contingencies

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

As of September 30, 2023 and June 30, 2023, the following financial instruments were outstanding where contract amounts represent credit risk:

	September 30, 2023	June 30, 2023
Commitments to grant loans	$3,181,000	$407,904
Unused commitments under lines of credit	4,056,364	4,718,652
MPF credit enhancements	630,504	625,701

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of September 30, 2023, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 13- Fair Value of Assets and Liabilities

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and June 30, 2023:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Available for sale debt securities
States and municipalities	$894,614	$—	$894,614	$—
Mortgage-backed	1,673,876	—	1,673,876	—
Corporate bonds	6,057,228	—	4,597,228	1,460,000
Total assets	$8,625,718	$—	$7,165,718	$1,460,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Available for sale debt securities
States and municipalities	$888,072	$—	$888,072	$—
Mortgage-backed	1,847,014	—	1,847,014	—
Corporate bonds	6,186,629	—	4,606,629	1,580,000
Total assets	$8,921,715	$—	$7,341,715	$1,580,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2023 and June 30, 2023. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2023	2022

Balance at June 30,	$1,580,000	$1,900,000

Unrealized losses included in other comprehensive loss	(120,000)	(60,000)

Balance at September 30,	$1,460,000	$1,840,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis and recurring basis, which are summarized below:

	Unaudited
	September 30,	June 30,	Valuation	Unobservable	Range
	2023	2023	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$2,312,240	$2,312,240	Collateral valuation	Discount from market value	0% - 65%

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	September 30, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$3,258,420	$3,258,420	$2,272,088	$2,272,088
Federal funds sold	3,772,000	3,772,000	9,503,000	9,503,000
Interest bearing deposits in other financial institutions	3,941,269	3,941,269	3,762,139	3,762,139
Available for sale debt securities	8,625,718	8,625,718	8,921,715	8,921,715
Held to maturity debt securities	510,381	388,554	516,089	378,046
Loans, net	197,663,038	178,668,000	197,713,756	177,582,000
Investment in restricted stock	815,482	815,482	770,273	770,273
Interest receivable	534,187	534,187	612,724	612,724
Financial Liabilities
Deposits	$188,608,127	$170,371,000	$197,254,306	$179,325,000
Federal Home Loan Bank (FHLB) advances	13,000,000	13,000,000	8,000,000	8,000,000
Accrued interest payable	144,986	144,986	74,580	74,580

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

The estimated fair value of fee income on letters of credit at September 30, 2023 and June 30, 2023 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2023 and June 30, 2023.

Note 14- Revenue Recognition

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 as filed with the Securities and Exchange Commission on September 20, 2023.

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

● changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;

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

Provision for Credit Losses. We charge provisions for credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for credit losses in order to maintain the allowance.

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

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing and office, professional fees, marketing expenses, foreclosed assets and other general and administrative expenses, including premium payments we make to the FDIC for insurance of our deposits.

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

The following represent our significant accounting policies and estimates:

Allowance for Credit Losses. We establish the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses (“ACL”) at September 30, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. In addition, management’s estimate of expected credit losses is based on the discounted cash flows over the remaining life of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses.

The allowance may be affected materially by a variety of qualitative factors that the Company considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) changes in the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) experience, ability, and depth of lending department management and other relevant staff; (7) quality of loan review and board of directors oversight; (8) the effect of other external factors such as competition, legal and regulatory requirements; and (9) changes in national and local economic conditions related to unemployment, house price index, and gross domestic product. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted probability of default of benchmarked banks and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the WDFI, as an integral part of their examination process, periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Debt Securities. For available-for-sale and held to maturity debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

Total Assets. Total assets decreased $3.2 million, or 1.3%, to $235.6 million at September 30, 2023 from $238.8 million at June 30, 2023. The decrease was primarily due to a decrease of $4.8 million, or 40.7%, in cash and cash equivalents offset by an increase in premises and equipment of $1.6 million.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $4.8 million, or 40.7%, to $7.0 million at September 30, 2023 from $11.8 million at June 30, 2023, primarily due to a decrease in total deposits of $8.6 million offset by an increase in FHLB borrowings of $5.0 million. The Company also purchased a building for $1.6 million for a future new branch location.

Debt Securities Available for Sale. Total debt securities available for sale decreased $296,000, or 3.3%, to $8.6 million at September 30, 2023 from $8.9 million at June 30, 2023. The decrease was primarily due to paydowns and maturities and a decrease in the fair value of a corporate bond. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Loans.  Loans decreased $180,000, or 0.09%, to $199.7 million at September 30, 2023 from $199.9 million at June 30, 2023. The decrease was primarily due to a decrease in consumer loans of $1.0 million, or 35.7%, to $1.8 million at September 30, 2023 from $2.8 million at June 30, 2023, a $586,000, or 30.8%, decrease in construction loans to $1.3 million at September 30, 2023 from $1.9 million at June 30, 2023 and a decrease in commercial and industrial loans of $267,000, or 3.9%, to $6.6 million at September 30, 2023 from $6.9 million at June 30, 2023. Offsetting these decreases was an increase in commercial real estate loans of $489,000, or 0.6%, to $85.1 million at September 30, 2023 from $84.6 million at June 30, 2023. One- to four-family residential loans also increased by $107,000, or 0.2%, to $59.7 million at September 30, 2023 from $59.6 million at June 30, 2023. The decrease in consumer loans was primarily related to the payoff of a consumer loan which was secured by a $650,000 certificate of deposit account and the decrease in construction loans was due to two construction loans totaling $613,000 which were converted to permanent financings.

Deposits. Total deposits decreased $8.6 million, or 4.4%, to $188.6 million at September 30, 2023 from $197.2 million at June 30, 2023. Non-interest-bearing demand accounts decreased $1.7 million, or 6.6%, to $24.5 million at September 30, 2023 from $26.2 million at June 30, 2023. Certificates of deposit decreased $1.2 million, or 1.4%, to $82.6 million at September 30, 2023 from $83.8 million at June 30, 2023. Demand, NOW and money market accounts decreased $3.6 million, or 8.1%, to $41.1 million at September 30, 2023 from $44.7 million at June 30, 2023. Savings deposits decreased $2.1 million, or 5.0%, to $40.4 million at September 30, 2023 from $42.5 million at June 30, 2023. The decrease in all deposit categories was related to customers moving funds from non-interest bearing demand accounts and demand, NOW and money market accounts to certificates of deposit accounts and the Company being less aggressive in matching competitor interest rates.

Federal Home Loan Bank (FHLB) Advances. Federal Home Loan Bank (FHLB) advances increased $5.0 million to $13.0 million at September 30, 2023 compared to $8.0 million in FHLB advances at June 30, 2023 to provide additional funding associated with the decrease in deposits and the acquisition of a building for a future new branch location.

Stockholders’ Equity. Total stockholders’ equity increased by $178,000, or 0.6%, to $31.5 million at September 30, 2023 from $31.3 million at June 30, 2023. The increase was primarily due to the implementation of CECL (notes 1 and 4), net of tax of $133,000 and net income of $86,000 for the three months ended September 30, 2023. These increases were offset by an increase in accumulated other comprehensive loss, net of tax of $92,000 which was primarily related to the decrease in fair value of a corporate bond as a result of the increase in interest rates.

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

	For the Three Months Ended September 30,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$197,135	$2,181	4.46%	$189,568	$1,911	4.06%
Debt securities	9,308	58	2.50%	10,961	70	2.56%
Cash and cash equivalents	12,756	153	4.72%	8,648	43	1.99%
Other	782	12	6.76%	354	3	3.40%
Total interest-earning assets	219,981	2,404	4.41%	209,531	2,027	3.89%
Noninterest-earning assets	18,232			15,087
Total assets	$238,213			$224,618
Interest-bearing liabilities:
Demand, NOW and money market deposits	$47,172	160	1.35%	$62,606	117	0.74%
Savings deposits	41,169	14	0.13%	46,737	16	0.14%
Certificates of deposit	84,785	588	2.78%	60,504	171	1.13%
Total interest-bearing deposits	173,126	762	1.76%	169,847	304	0.73%
FHLB advances and other borrowings	9,772	79	3.25%	1,244	10	3.23%
Total interest-bearing liabilities	182,898	841	1.84%	171,091	314	0.73%
Non-interest bearing demand deposits	24,284			24,912
Other non-interest bearing liabilities	1,820			1,428
Total liabilities	209,002			197,431
Total stockholders' equity	29,211			27,187
Total liabilities and stockholders' equity	$238,213			$224,618
Net interest income		$1,563			$1,713
Net interest rate spread (2)			2.57%			3.16%
Net interest-earning assets (3)	$37,083			$38,440
Net interest margin (4)			2.85%			3.28%
Average interest-earning assets to interest-bearing liabilities	120.28%			122.47%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$77	$193	$270
Debt securities	(11)	(1)	(12)
Cash and cash equivalents	3	107	110
Other	4	5	9
Total interest-earning assets	73	304	377
Interest-bearing liabilities:
Demand, NOW and money market deposits	(29)	72	43
Savings deposits	(2)	—	(2)
Certificates of deposit	68	349	417
Total interest-bearing deposits	37	421	458
FHLB advances and other borrowings	69	—	69
PPP Liquidity Facility borrowings	—	—	—
Total interest-bearing liabilities	106	421	527
Change in net interest income	$(33)	$(117)	$(150)

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income was $86,000 for the three months ended September 30, 2023, a decrease of $425,000, or 83.1%, from net income of $511,000 for the three months ended September 30, 2022. The decrease in net income for the three months ended September 30, 2023 was primarily attributable to a decrease of $150,000 in net-interest income, a decrease in non-interest income of $132,000, and increases in non-interest expenses and provision for income taxes of $18,000 and $85,000, respectively.

Interest Income. Interest income increased by $378,000, or 18.7%, to $2.4 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022 primarily due to increases in loan interest income of $269,000 and other interest income (cash and cash equivalents and other) of $121,000. The increase in other interest income was primarily due to an increase in the average yield of 273 basis points to 4.72% on our cash and cash equivalents investments due to the increases in the federal funds rate. Cash and cash equivalents include investments in certificates of deposits of other banks with original maturities of less than one year. These increases were offset by a small decrease in debt securities interest income of $12,000 due to paydowns on securities.

Loan interest income increased by $269,000, or 14.1%, to $2.2 million for the three months ended September 30, 2023 from $1.9 million for the three months ended September 30, 2022, due to an increase in the average balance of the loan portfolio and an increase in the average yield on loans. The average balance of the loan portfolio increased by $7.6 million, or 4.0%, from $189.6 million for the three months ended September 30, 2022 to $197.1 million for the three months ended September 30, 2023. The increase in the average balance of loans was due to our continued efforts to increase commercial and multi-family real estate loans in Southeastern Wisconsin. The average balance of one-to-four family residential loans also increased. The increase was due to additional growth with respect to adjustable-rate one-to four-family residential loans. The average yield on the loan portfolio increased by 40 basis points from 4.06% for the three months ended September 30, 2022 to 4.46% for the three months ended September 30, 2023 as a result of rising interest rates.

Debt securities interest income decreased by $12,000, or 17.5%, to $58,000 for the three months ended September 30, 2023 from $70,000 for the three months ended September 30, 2022 due to a $1.9 million decrease in the average balance of debt securities associated with securities paydowns. This was in addition to a decrease of six basis points in the average yield on the debt securities portfolio to 2.50% for the three months ended September 30, 2023 from 2.56% for the three months ended September 30, 2022. The decrease in the average yield was related to paydowns on securities bearing higher interest rates and the decrease in the average yield of our collateralized mortgage obligations with inverse floating rates.

Interest Expense. Interest expense increased $528,000, or 167.9%, to $842,000 for the three months ended September 30, 2023 from $314,000 for the three months ended September 30, 2022, due to an increase of $459,000 in interest paid on deposits and an increase of $69,000 in interest paid on borrowings.

Interest expense on deposits increased $459,000, or 150.6%, to $763,000 for the three months ended September 30, 2023 from $304,000 for the three months ended September 30, 2022 due to an increase in the average rate paid on all deposit categories excluding savings deposits and an increase in the average balance of certificates of deposit which increased by $24.3 million, to $84.8 million as compared to $60.5 million when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022. The increase in the average rate paid on all deposit categories excluding savings deposits was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with those competitors are offering. The increase in the average balance of certificates of deposit was due to the offering of higher rate certificate of deposit products to attract new funds to the Bank.

The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $8.5 million.

Net Interest Income. Net interest income decreased by $150,000, or 8.7%, to $1.6 million for the three months ended September 30, 2023 from $1.7 million for the three months ended September 30, 2022. Net interest-earning assets decreased by $1.4 million, or 3.5%, to $37.1 million for the three months ended September 30, 2023 from $38.4 million for the three months ended September 30, 2022. Net interest rate spread decreased by 59 basis points to 2.57% for the three months ended September 30, 2023 from 3.16% for the three months ended September 30, 2022, reflecting a 111 basis points increase in the average rate paid on interest-bearing liabilities which was offset by a 52 basis points increase in the average yield on interest-earning assets. The net interest margin decreased by 43 basis points to 2.85% for the three months ended September 30, 2023 from 3.28% for the three months ended September 30, 2022. The increase in the average yield on interest earning assets for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to an increase in the average yield of 273 basis points on our cash and cash equivalents investments due to the recent increases in the federal funds rate. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories excluding savings accounts to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Provision for Credit Losses. We charge provisions for credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for credit losses of $41,000 for the three months ended September 30, 2023 compared to no provision for the three months ended September 30, 2022, respectively. The allowance for credit losses was $2.0 million, or 1.01%, of loans outstanding at September 30, 2023 and $2.1 million, or 1.05%, of loans outstanding at September 30, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$31	$41	$(10)	(24.4)%
Mortgage banking	131	82	49	59.8%
Increase in cash surrender value of BOLI	60	57	3	5.3%
Gain on proceeds from life insurance death benefit	—	173	(173)	100.0%
Other	6	7	(1)	(14.3)%
Total non-interest income	$228	$360	$(132)	(36.7)%

Non-interest income decreased by $132,000 to $228,000 for the three months ended September 30, 2023 from $360,000 for the three months ended September 30, 2022 due primarily to a gain on proceeds from a life insurance death benefit of $173,000 recorded in the three months ended September 30, 2022.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$773	$832	$(59)	(7.1)%
Occupancy and equipment	170	172	(2)	(1.2)%
Data processing and office	110	87	23	26.4%
Professional fees	171	185	(14)	(7.6)%
Marketing expenses	15	18	(3)	(16.7)%
Foreclosed assets, net	14	—	14	100.0%
Other	210	151	59	39.1%
Total non-interest expenses	$1,463	$1,445	$18	1.2%

Non-interest expenses were $1.5 million for the three months ended September 30, 2023 compared to $1.4 million for the three months ended September 30, 2022. The increase was primarily due to an increase in other expenses of $59,000 offset by a decrease in salaries and employee benefits of $59,000. The increase in other expenses was primarily related to an increase in FDIC insurance premiums and the cost of a loan appraisal paid for by the Company on behalf of a customer while the decrease in salaries and employee benefits was primarily related to the prior year period including a bonus accrual compared to no bonus accrual for the current three month period.

Provision for Income Taxes. Income tax expense was $201,000 for the three months ended September 30, 2023, an increase of $84,000, as compared to income tax expense of $117,000 for the three months ended September 30, 2022. The increase in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the three months ended September 30, 2023 and 2022 was 70.0% and 18.6%, respectively. The effective tax rate increased during the three months ended September 30, 2023 as compared to the prior year period as a result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans requiring the Company to record a valuation allowance against its state deferred tax asset of $154,889 and the fact that the gain on life insurance proceeds was not subject to income taxes during the three months ended September 30, 2022.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30, 2023				At June 30, 2023
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

(In thousands)
Real estate loans:
One- to- four-family residential	$25	$—	$69	$—	$27	$—	$—	$—
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	16	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$25	$—	$69	$—	$43	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At September 30,	At June 30,
	2023	2023

(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	—	—
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	2,312	2,312
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	2,312	2,312
Total non-performing assets	$2,312	$2,312
Total non-performing loans to total loans	—%	—%
Total non-performing loans to total assets	—%	—%
Total non-performing assets to total assets	0.98%	0.97%

Non-performing assets includes other real estate owned of $2.3 million related to the foreclosure of collateral supporting a construction loan which was valued at $2.3 million and is included in foreclosed assets. The valuation was based on recently obtained independent appraisals subject to certain discounts less estimated costs to sell.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allowance for credit loss is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” or “Watch” by our management.

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

On the basis of our review of our loans our classified and special mention or watch loans at the dates indicated were as follows:

	At September 30,	At June 30,
	2023	2023

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention/Watch	$—	$—

Allowance for Credit Losses

Allowance for Credit Losses. We establish the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Credit losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses (“ACL”) at September 30, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. In addition, management’s estimate of expected credit losses is based on the discounted cash flows over the remaining life of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses.

The allowance may be affected materially by a variety of qualitative factors that the Company considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) changes in the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) experience, ability, and depth of lending department management and other relevant staff; (7) quality of loan review and board of directors oversight; (8) the effect of other external factors such as competition, legal and regulatory requirements; and (9) changes in national and local economic conditions related to unemployment, house price index, and gross domestic product. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted probability of default of benchmarked banks and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the WDFI, as an integral part of their examination process, periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended
	September 30,
	2023	2022

	(Dollars in thousands)
Allowance at beginning of period	$2,159	$2,195
Implementation of CECL (notes 1 and 4)	(175)	—
Provision for credit losses	41	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	(137)
Construction	—	—
Commercial loans and industrial	—	—
Consumer	—	—
Total charge-offs	—	(137)
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	1
Total recoveries	—	1
Net (charge-offs) recoveries	—	(136)
Allowance at end of period	$2,025	$2,059
Allowance to non-performing loans	—%	34,316.67%
Allowance to total loans outstanding at the end of the period	1.01%	1.05%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	(0.07)%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%
Multifamily	—%	—%
Commercial	—%	(0.07)%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	(0.07)%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30, 2023			At June 30, 2023
			(Dollars in thousands)
		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$380	18.8%	42.6%	$1,196	55.4%	42.9%
Commercial and industrial	23	1.1%	3.3%	18	0.8%	4.7%
Construction	6	0.3%	0.7%	6	0.3%	5.6%
One-to-four-family residential	1,388	68.5%	29.9%	207	9.6%	27.6%
Multi-family real estate	225	11.1%	22.7%	365	16.9%	18.1%
Consumer	3	0.1%	0.9%	2	0.1%	1.1%
Unallocated	—	—%	—	365	16.9%	—%
Total	$2,025	100%	100%	$2,159	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2023, we had a $84.0 million line of credit with the Federal Home Loan Bank of Chicago, which had $13.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $367,000 as compared to $1.5 million of cash provided by operating activities for the three months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $1.4 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $3.6 million compared to $13.7 million being provided by financing activities for the three months ended September 30, 2023 and 2022, respectively.

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

At September 30, 2023, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 9-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2023, we had outstanding commitments to originate loans of $7.2 million, and $1.2 million in outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2023 totaled $53.4 million, which include $4.2 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of September 30, 2023.

We identified a material weakness in our controls over accounting that occurred beginning in the fourth quarter of fiscal year 2021 through the first quarter of fiscal year 2024 relating to special provisions in the tax laws regarding a Bank’s allowable tax bad debt deductions and related tax bad debt reserves as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the Company to erroneously maintain a deferred tax liability, which it will not be required to recapture as management does not intend to redeem stock, make distributions or take other actions that would result in the recapture of this reserve. The Company erroneously applied the Section 585 reserve method, whereby it was allowed to, in 1996, change to the specific charge-off method (with no reserve) and recapture the thrift reserves in their entirety if it switched from a thrift charter to a commercial charter prior to 1996. This material weakness resulted in the correction of the material errors and restatement of prior financial statements as disclosed in Note 1 to the consolidated audited financial statements contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 20, 2023. Management has identified effective control plans for the remediation of the material weakness which will be implemented in fiscal year 2024.

Internal Control over Financial Reporting

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of September 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three months ended September 30, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: November 14, 2023	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)