Form 10-Q
period 2023-12-31
Marathon Bancorp, Inc. /MD/
filed 2024-02-14
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of February 13, 2024, there were 2,157,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	December 31, 2023	2023
Assets
Cash and due from banks	$2,791,541	$2,272,088
Federal funds sold	5,330,000	9,503,000
Cash and cash equivalents	8,121,541	11,775,088
Interest bearing deposits held in other financial institutions	4,952,272	3,762,139
Debt securities available for sale	7,538,953	8,921,715
Debt securities held to maturity, at amortized cost (fair value $409,902 and $378,046)	509,758	516,089
Loans, net of allowance of $1,890,855 and $2,158,590, respectively	194,476,676	197,713,756
Interest receivable	642,414	612,724
Foreclosed assets (OREO)	2,312,240	2,312,240
Investment in restricted stock, at cost	1,158,325	770,273
Cash surrender value life insurance	8,845,386	8,724,198
Premises and equipment, net	3,974,086	2,128,392
Deferred tax assets	312,887	486,916
Other assets	1,245,262	1,055,069
Total assets	$234,089,800	$238,778,599
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$24,992,800	$26,180,842
Interest bearing	154,354,346	171,073,464
Total deposits	179,347,146	197,254,306
Federal Home Loan Bank (FHLB) advances	20,000,000	8,000,000
Other liabilities	2,910,727	2,244,775
Total liabilities	202,257,873	207,499,081
Commitments and Contingent Liabilities ( see note 12)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,157,497 shares issued and outstanding at December 31, 2023 and June 30, 2023	21,141	21,141
Additional paid-in capital	7,327,507	7,252,506
Retained earnings	26,068,972	25,577,300
Unearned ESOP shares, at cost	(769,092)	(786,572)
Accumulated other comprehensive loss	(816,601)	(784,857)
Total stockholders' equity	31,831,927	31,279,518
Total liabilities and stockholders' equity	$234,089,800	$238,778,599

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2023	2022	2023	2022
Interest Income
Loans, including fees	$2,189,698	$2,022,138	$4,370,343	$3,933,538
Debt securities	57,041	59,872	115,004	130,089
Other	155,644	163,452	322,173	208,978
Total interest income	2,402,383	2,245,462	4,807,520	4,272,605
Interest Expense
Deposits	759,390	526,608	1,522,191	831,008
Borrowings and other	157,146	28,989	236,162	38,851
Total interest expense	916,536	555,597	1,758,353	869,859
Net Interest Income	1,485,847	1,689,865	3,049,167	3,402,746
Provision for (Recovery of) Credit Losses	(135,000)	—	(94,000)	—
Net Interest Income After Provision for (Recovery of) Credit Losses	1,620,847	1,689,865	3,143,167	3,402,746
Non-Interest Income
Service charges on deposit accounts	32,543	44,082	63,822	84,948
Mortgage banking income	74,798	54,653	205,402	136,243
Increase in cash value of life insurance	61,214	62,390	121,188	119,416
Gain on proceeds from life insurance death benefit	—	—	—	173,268
Net gain on securities transactions	—	24,000	—	24,000
Other income	7,958	8,337	14,340	15,791
Total non-interest income	176,513	193,462	404,752	553,666
Non-Interest Expenses
Salaries and employee benefits	760,697	831,677	1,533,487	1,663,544
Occupancy and equipment expenses	212,223	177,180	382,045	348,701
Data processing and office	106,750	99,484	216,394	186,534
Professional fees	217,087	188,841	387,823	373,908
Marketing expenses	24,732	33,549	39,921	51,355
Foreclosed assets, net	23,021	—	36,641	—
Other expenses	209,947	159,691	421,029	311,651
Total non-interest expenses	1,554,457	1,490,422	3,017,340	2,935,693
Income Before Income Taxes	242,903	392,905	530,579	1,020,719
Provision for (Benefit from) Income Taxes	(29,197)	91,505	172,282	208,166
Net Income	$272,100	$301,400	$358,297	$812,553

Net income per common share-basic	$0.13	$0.14	$0.18	$0.38
Net income per common share-diluted	$0.13	$0.14	$0.18	$0.38
Weighted average number of common shares outstanding-basic	2,044,170	2,148,581	2,043,733	2,148,181
Weighted average number of common shares outstanding-diluted	2,044,170	2,152,910	2,043,733	2,151,841

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	December 31,
	2023	2022
Net Income	$272,100	$301,400
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale debt securities
Unrealized holding gains (losses) arising during the period	79,533	(274,147)
Tax effect	(16,700)	74,680
Net amount	62,833	(199,467)
Reclassification adjustment for gains included in net
income (a)	—	(24,000)
Tax effect	—	6,538
Net amount	—	(17,462)
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (c)	(3,815)	—
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	1,178	1,345
Other comprehensive income (loss)	60,196	(215,584)
Comprehensive Income	$332,296	$85,816

(a) The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income-Debt Securities.

(c) The reclassification adjustment is included in the Consolidated Statement of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Six Months Ended
	December 31,
	2023	2022
Net Income	$358,297	$812,553
Other comprehensive loss
Unrealized losses on available for sale debt securities
Unrealized holding loss arising during the period	(38,783)	(452,637)
Tax effect	8,137	123,899
Net amount	(30,646)	(328,738)

Reclassification adjustment for gains included in net income (a)	—	(24,000)
Tax effect	—	6,538
Net amount	—	(17,462)
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (c)	(3,815)	—
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	2,717	2,806
Other comprehensive loss	(31,744)	(343,394)
Comprehensive Income	$326,553	$469,159

(a) The reclassification adjustment is included in the Consolidated Statement of Income as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income-Debt Securities.

(c) The reclassification adjustment is included in the Consolidated Statement of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$—	$21,141	$7,252,506	$25,577,300	$(786,572)	$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses ( Notes 1 and 4)	—	—	—	133,375	—	—	133,375
Net income	—	—	—	86,197	—	—	86,197
Other comprehensive loss	—	—	—	—	—	(91,940)	(91,940)
ESOP shares committed to be released (874 shares)	—	—	1,716	—	8,740	—	10,456
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, September 30, 2023	—	21,141	7,293,997	25,796,872	(777,832)	(876,797)	31,457,381
Net income	—	—	—	272,100	—	—	272,100
Other comprehensive income	—	—	—	—	—	60,196	60,196
ESOP shares committed to be released (874 shares)	—	—	(6,265)	—	8,740	—	2,475
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, December 31, 2023	$—	$21,141	$7,327,507	$26,068,972	$(769,092)	$(816,601)	$31,831,927

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2022	$—	$22,295	$8,487,400	$23,423,432	$(821,531)	$(369,029)	$30,742,567
Net income	—	—	—	511,153	—	—	511,153
Other comprehensive loss	—	—	—	—	—	(127,810)	(127,810)
ESOP shares committed to be released (874 shares)	—	—	874	—	8,740	—	9,614
Stock based compensation	—	—	34,620	—	—	—	34,620
Balance, September 30, 2022		22,295	8,522,894	23,934,585	(812,791)	(496,839)	31,170,144
Net income	—	—	—	301,400	—	—	301,400
Other comprehensive loss	—	—	—	—	—	(215,584)	(215,584)
ESOP shares committed to be released (874 shares)	—	—	798	—	8,740	—	9,538
Stock based compensation	—	—	30,727	—	—	—	30,727
Purchase and retirement of common stock (6,781 shares)	—	(68)	(76,557)	—	—	—	(76,625)
Balance, December 31, 2022	$—	$22,227	$8,477,862	$24,235,985	$(804,051)	$(712,423)	$31,219,600

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31,
	2023	2022
Operating Activities
Net income	$358,297	$812,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,875	101,809
Provision for (recovery of) credit losses	(94,000)	—
Stock based compensation	79,550	65,347
ESOP expense	12,931	19,152
Net amortization of discounts and premiums on debt securities	45,100	53,001
Amortization of deferred loan fees, net	(21,395)	(24,858)
Net gain on sale of loans	(99,853)	(56,352)
Net gain on securities transactions	—	(24,000)
Net change in deferred taxes	143,005	147,625
Gain on proceeds from life insurance death benefit	—	(173,268)
Earnings on cash value of life insurance	(121,188)	(119,416)
Increase in interest receivable	(29,690)	(41,473)
Originations of loans held for sale	(4,113,200)	(972,700)
Proceeds from loans held for sale	4,213,053	1,029,052
Net change in operating leases	1,297	(8,472)
Net change in other assets	(190,193)	2,961
Net change in other liabilities	713,029	151,112
Net Cash Provided by Operating Activities	989,618	962,073
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(1,190,133)	1,345,782
Proceeds from life insurance death benefit	—	641,757
Proceeds from maturities, calls and repayments of debt securities available for sale	1,298,438	698,156
Proceeds from maturities and calls of debt securities held to maturity	9,504	14,188
Increase in restricted stock	(388,052)	(447,273)
Net (increase) decrease in loans	3,527,475	(6,967,246)
Purchases of property and equipment	(1,993,237)	(65,364)
Net Cash Provided by (Used in) Investing Activities	1,263,995	(4,780,000)
Financing Activities
Net change in deposits	(17,907,160)	14,923,740
Proceeds from FHLB advances	12,000,000	—
Purchase and retirement of common stock	—	(76,625)
Net Cash Provided by (Used in) Financing Activities	(5,907,160)	14,847,115
Net Change in Cash and Cash Equivalents	(3,653,547)	11,029,188
Cash and Cash Equivalents, Beginning of Year	11,775,088	8,428,041
Cash and Cash Equivalents, End of Period	$8,121,541	$19,457,229
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$1,564,148	$873,113
Taxes	191,000	87,000

Supplemental Schedule of Noncash Investing and Financing Activities
Lease liabilities and right-of-use assets arising from adoption of ASC 842	$—	$698,837

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

The Bank is a Wisconsin stock savings bank, which conducts its business through four facilities. We opened a new branch in Brookfield, Wisconsin on January 22, 2024. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County and Ozaukee County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposits; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans. In addition, the Bank has two nonbank subsidiaries for the purpose of temporarily holding a foreclosed property pending the liquidation of this property and to hold the real estate of its recently opened branch in Brookfield, Wisconsin.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2023 are not necessarily indicative of the results for the year ending June 30, 2024 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 20, 2023.

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

Allowance for Credit Losses on Loans. The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

The evaluation also considers the following risk characteristics of each loan portfolio segment:

●	One-to- four-family residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.
●	Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.
●	Construction loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.
●	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.
●	Multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and

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

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022

Net income applicable to common stock	$272,100	$301,400	$358,297	$812,553

Average number of shares outstanding	2,121,516	2,229,423	2,121,516	2,229,460
Less: Average unallocated ESOP shares	77,346	80,842	77,783	81,279

Average number of common shares outstanding used to calculate basic earnings per share	2,044,170	2,148,581	2,043,733	2,148,181
Effect of dilutive restricted stock awards	-	4,329	-	3,660
Average number of common shares outstanding used to calculate diluted earnings per share	2,044,170	2,152,910	2,043,733	2,151,841

Earnings per common share:
Basic	$0.13	$0.14	$0.18	$0.38
Diluted	0.13	0.14	0.18	0.38

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of December 31, 2023 and June 30, 2023, consists of the following:

	Unaudited
	December 31, 2023	June 30, 2023
Available for sale debt securities, at fair value	$7,538,953	$8,921,715
Held to maturity debt securities, at amortized cost	509,758	516,089
	$8,048,711	$9,437,804

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2023
Available for sale debt securities
States and municipalities	$904,448	$572	$(3,572)	$901,448
Mortgage-backed	1,628,792	23,163	(105,573)	1,546,382
Corporate bonds	6,061,523	—	(970,400)	5,091,123
	$8,594,763	$23,735	$(1,079,545)	$7,538,953
Held to maturity debt securities
Mortgage-backed	$509,758	$—	$(99,856)	$409,902

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$904,308	$503	$(16,739)	$888,072
Mortgage-backed	1,935,106	23,125	(111,217)	1,847,014
Corporate bonds	7,099,328	—	(912,699)	6,186,629
	$9,938,742	$23,628	$(1,040,655)	$8,921,715
Held to maturity debt securities
Mortgage-backed	$516,089	$—	$(138,043)	$378,046

There is no allowance for credit losses on available for sale and held to maturity debt securities at December 31, 2023. Securities with a carrying value of approximately $307,000 and $415,000 as of December 31, 2023 and June 30, 2023, respectively, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2023, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2023
Due in one year or less	$740,018	$736,729	$—	$—
Due from more than one to five years	1,603,069	1,566,808	—	—
Due from more than five to ten years	4,622,884	3,689,034	—	—
	6,965,971	5,992,571	—	—
Mortgage-backed securities	1,628,792	1,546,382	509,758	409,902
	$8,594,763	$7,538,953	$509,758	$409,902

There were no sales of available for sale debt securities during the three and six month periods ended December 31, 2023 and 2022. The Company did recognize a gain of $24,000 on bonds that matured during the six months ended December 31, 2022 related to previous other than temporary impairment charges taken on these securities.

The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and June 30, 2023:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2023
Available for sale debt securities
States and municipalities	$(1,831)	$203,169	$(1,741)	$363,122	$(3,572)	$566,291
Mortgage-backed	(8)	1,179	(105,565)	1,411,574	(105,573)	1,412,753
Corporate bonds	—	—	(970,400)	5,091,123	(970,400)	5,091,123
	$(1,839)	$204,348	$(1,077,706)	$6,865,819	$(1,079,545)	$7,070,167
Held to maturity debt securities
Mortgage-backed securities	$—	$—	$(99,856)	$409,902	$(99,856)	$409,902

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$(16,739)	$768,052	$—	$—	$(16,739)	$768,052
Mortgage-backed	(2,879)	109,037	(108,338)	1,615,016	(111,217)	1,724,053
Corporate bonds	(90,000)	410,000	(822,699)	5,776,629	(912,699)	6,186,629
	$(109,618)	$1,287,089	$(931,037)	$7,391,645	$(1,040,655)	$8,678,734
Held to maturity debt securities
Mortgage-backed securities	$(138,043)	$378,046	$—	$—	$(138,043)	$378,046

There were three securities in an unrealized loss position in the less than 12 months category and 55 securities in the 12 months or more category at December 31, 2023. There were 15 securities in an unrealized loss position in the less than 12 months category and 52 securities in the 12 months or more category at June 30, 2023. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

Note 4- Loans

On July 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of December 31, 2023 is in accordance with ASC 326. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (incurred loss method).

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $544,627 at December 31, 2023, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	December 31, 2023	June 30, 2023

	(Dollars in thousands)
Commercial real estate	$82,877	$84,581
Commercial and industrial	6,243	6,878
Construction	1,318	1,905
One-to-four-family residential	58,596	59,563
Multi-family real estate	45,569	44,184
Consumer	1,825	2,825
Total loans	196,428	199,936
Deferred loan fees	(60)	(63)
Allowance for credit losses	(1,891)	(2,159)
Loans, net	$194,477	$197,714

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three and six months ended December 31, 2023:

	Allowance for Credit Losses-Loans-Three Months Ended
	(Dollars in thousands)

					Provision
		Impact of			for Credit
	Beginning	Adoption of			Losses-	Ending
	Balance	ASC 326	Charge-offs	Recoveries	Loans	Balance
	October 1, 2023					December 31, 2023
Commercial real estate	$380	$—	$—	$—	$(36)	$344
Commercial and industrial	23	—	—	—	(2)	21
Construction	6	—	—	—	—	6
One-to-four-family residential	1,388	—	—	—	(93)	1,295
Multi-family real estate	225	—	—	—	(7)	218
Consumer	3	—	—	1	3	7
Total loans	$2,025	$—	$—	$1	$(135)	$1,891

	Allowance for Credit Losses-Loans-Six Months Ended
	(Dollars in thousands)

	Beginning				Provision for
	Balance				(Recovery of)
	Prior to	Impact of			Credit
	Adoption of	Adoption of			Losses-	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
	July 1, 2023					December 31, 2023
Commercial real estate	$1,196	$(818)	$—	$—	$(34)	$344
Commercial and industrial	18	5	—	—	(2)	21
Construction	6	2	—	—	(2)	6
One-to-four-family residential	207	1,137	—	—	(49)	1,295
Multi-family real estate	365	(147)	—	—	—	218
Consumer	2	11	—	1	(7)	7
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$1	$(94)	$1,891

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three and six months ended December 31, 2022:

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2023:

	Commercial	Commercial		One-to-Four	Multi-Family
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,196,479	17,711	6,302	206,771	365,401	653	365,273	2,158,590
Balance at end of period	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590
Loans
Individually evaluated for impairment	$—	$—	$—	$117,103	$—	$—	$—	$117,103
Collectively evaluated for impairment	84,580,946	6,878,209	1,905,255	59,445,715	44,183,871	2,824,747		199,818,743
Balance at end of period	$84,580,946	$6,878,209	$1,905,255	$59,562,818	$44,183,871	$2,824,747	$—	$199,935,846

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2023	2022	2023	2022
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(135,000)	$—	$(94,000)	$—
Provision for unfunded commitments	—	—	—	—
Total provision for (recovery of) credit losses	$(135,000)	$—	$(94,000)	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2023 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$3,951	$4,729	$33,107	$23,867	$8,239	$8,776	$208	$—	$82,877
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$3,951	$4,729	$33,107	$23,867	$8,239	$8,776	$208	$—	$82,877

Commercial and industrial
Pass	$200	$932	$1,871	$2,569	$96	$560	$15	$—	$6,243
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$200	$932	$1,871	$2,569	$96	$560	$15	$—	$6,243

Construction
Pass	$—	$1,318	$—	$—	$—	$—	$—	$—	$1,318
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,318	$—	$—	$—	$—	$—	$—	$1,318

One-to-four-family residential
Performing	$2,297	$11,316	$12,361	$13,957	$6,236	$12,429	$—	$—	$58,596
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$2,297	$11,316	$12,361	$13,957	$6,236	$12,429	$—	$—	$58,596

Multi-family real estate
Performing	$1,841	$8,785	$16,854	$13,490	$1,878	$2,665	$56	$—	$45,569
Non-performing	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,841	$8,785	$16,854	$13,490	$1,878	$2,665	$56	$—	$45,569

Consumer
Performing	$281	$143	$163	$10	$80	$—	$1,148	$—	$1,825
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$281	$143	$163	$10	$80	$—	$1,148	$—	$1,825

Total loans	$8,570	$27,223	$64,356	$53,893	$16,529	$24,430	$1,427	$—	$196,428

The risk category of loans by class of loans as of June 30, 2023, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2023
Commercial real estate	$84,580,946	$—	$—	$—	$84,580,946
Commercial and industrial	6,878,209	—	—	—	6,878,209
Construction	1,905,255	—	—	—	1,905,255
	$93,364,410	$—	$—	$—	$93,364,410

Residential real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate and consumer loans by class based on payment activity as of June 30, 2023:

	Performing	Nonperforming	Total
June 30, 2023
One-to-four-family residential	$59,562,818	$—	$59,562,818
Multi-family real estate	44,183,871	—	44,183,871
Consumer	2,824,747	—	2,824,747
	$106,571,436	$—	$106,571,436

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of December 31, 2023 and June 30, 2023:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
December 31, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	68,517	—	—	—
Multi-family real estate	55,713	—	—	—
Consumer	—	—	—	—
Total	$124,230	$—	$—	$—

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	16,487	—	—	—
Construction	—	—	—	—
One-to-four-family residential	26,986	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$43,473	$—	$—	$—

There were no loans on nonaccrual status as of December 31, 2023 or June 30, 2023. There were no loans individually evaluated for credit losses as of December 31, 2023 or June 30, 2023.

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

There were no loans during the three and six months ended December 31, 2023 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective July 1, 2023.

There were no loans modified as TDRs during the three and six months ended December 31, 2022.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential and multi-family real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $94,352,456 and $95,988,835 as of December 31, 2023 and June 30, 2023, respectively. There was also FHLB stock of $1,158,325 and $770,273 pledged as of December 31, 2023 and June 30, 2023.

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

The following tables present information about the Company’s leases as of and for the three and six months ended December 31, 2023 and 2022 and June 30, 2023:

			As of	As of
			December 31,	June 30,
			2023	2023
Right-to-use assets (included in premises and equipment on consolidated balance sheets)			$537,314	$591,982
Lease liability (included in other liabilities on consolidated balance sheets)			531,811	585,182
Weighted average remaining lease term			6.59 years	6.88 years
Weighted average discount rate			3.25%	3.24%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Operating lease costs	$31,929	$31,929	$63,859	$63,859
Short-term lease costs	9,570	9,570	19,140	19,140
Total lease costs	$41,499	$41,499	$82,999	$82,999

Cash paid for amounts included in measurement of lease liabilities	$31,281	$30,999	$62,562	$61,998

				As of
				December 31,
				2023
Lease payments due

Six months ending June 30, 2024				$61,407
Year ending June 30, 2025				104,464
Year ending June 30, 2026				103,720
Year ending June 30, 2027				94,450
Year ending June 30, 2028				43,200
Thereafter				187,200
Total				594,441
Discount				62,630
Lease liability				$531,811

Note 6 - Deposits

Major classifications of deposits are as follows as of December 31, 2023 and June 30, 2023. Brokered deposits totaled $17.7 million and $22.2 million at December 31, 2023 and June 30, 2023, respectively.

	Unaudited
	At December 31, 2023		At June 30, 2023
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$24,992,800	13.94%	$26,180,842	13.27%
Demand, NOW, money market accounts	41,025,708	22.88%	44,664,015	22.64%
Savings accounts	39,837,657	22.21%	42,554,858	21.57%
Certificates of deposit	73,490,981	40.98%	83,854,591	42.51%
Total	$179,347,146	100.00%	$197,254,306	100.00%

Note 7- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended December 31, 2023 and 2022, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
December 31, 2023
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive loss before reclassifications (net of tax)	(93,479)	—	(93,479)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,539	1,539
Balance, September 30, 2023	(833,461)	(43,336)	(876,797)
Other comprehensive income before reclassifications (net of tax)	62,833	—	62,833
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,178	1,178
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,815)	—	(3,815)
Balance, end of period	$(774,443)	$(42,158)	$(816,601)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
December 31, 2022
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(129,271)	—	(129,271)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,461	1,461
Balance, September 30, 2022	(447,615)	(49,224)	(496,839)
Other comprehensive loss before reclassifications (net of tax)	(199,467)	—	(199,467)
Amounts reclassified from accumulated other comprehensive income, (net of tax) (b)	(17,462)	—	(17,462)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,345	1,345
Balance, end of period	$(664,544)	$(47,879)	$(712,423)
(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Net Gain on Securities Transactions ($24,000) and Provision for Income Taxes ($6,538).

Note 8- Income Taxes

Income tax expense was $172,000 for the six months ended December 31, 2023, a decrease of $36,000, as compared to income tax expense of $208,000 for the six months ended December 31, 2022. The decrease in income tax expense was primarily the result of a decrease in income before income taxes of $490,000 which was offset by a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the six months ended December 31, 2023. A summary of income tax expense compared to the federal income tax statutory rate is set forth below.

	2023	2022
At Federal statutory rate at 21%	$111,421	$214,350
Adjustments resulting from:
Wisconsin change in tax law	112,058	-
Earnings on bank owned life insurance	(25,449)	(61,463)
State tax, net of federal benefit	-	51,511
Other	(25,748)	3,768
Income tax expense	$172,282	$208,166

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of December 31, 2023 and June 30, 2023.

As of December 31, 2023 and June 30, 2023, management believes the Bank has met all capital adequacy requirements to which it is subject. As of December 31, 2023 and June 30, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,820	12.35%	$19,317	>	8.0%	$21,731	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,030	12.02%	$19,321	>	8.0%	$21,736	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At December 31, 2023, the Bank’s net worth was $29,332,502 and general loan loss reserve was $1,890,855, totaling 12.44% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2023, the Bank’s net worth was $28,246,139 and general loan loss reserve was $2,158,590, totaling 12.67% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 10 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $12,931 (upon the release of 1,748 shares) and $19,152 (upon the release of 1,748 shares) of compensation expense related to this plan for the six months ended December 31, 2023 and 2022, respectively. At December 31, 2023, there were 76,909 shares not yet released having an aggregate market value of approximately $718,330. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

Stock option expense amortized to expense for the six months ended December 31, 2023 and 2022 was $32,525 and $22,918, respectively. At December 31, 2023, total unrecognized compensation expense related to stock options was $245,504, and will be amortized to expense over a period of 4.0 years. As of December 31, 2023, there were 4,368 stock option awards available for future awards under this plan.

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

A summary of stock option activity and related information for the three and six months ended December 31, 2023 was as follows.

Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2023	104,877	$10.31	9.33	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2023	104,877	10.31	9.08	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2023	104,877	10.31	8.84	—

Exercisable, December 31, 2023	23,597	$10.78	8.65	$10,383

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). Restricted stock expense was $47,025 and $42,429 for the six months ended December 31, 2023 and 2022, respectively. At December 31, 2023, future compensation expense related to non-vested restricted stock outstanding was $338,462 which will be amortized over a remaining period of 4.0 years. As of December 31, 2023, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the three and six months ended December 31, 2023, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2023	35,981	$10.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2023	35,981	10.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2023	35,981	$10.77

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

As of December 31, 2023 and June 30, 2023, the following financial instruments were outstanding where contract amounts represent credit risk:

	December 31, 2023	June 30, 2023
Commitments to grant loans	$—	$407,904
Unused commitments under lines of credit	4,248,304	4,718,652
MPF credit enhancements	634,285	625,701

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of December 31, 2023, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and June 30, 2023:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Available for sale debt securities
States and municipalities	$901,448	$—	$901,448	$—
Mortgage-backed	1,546,382	—	1,546,382	—
Corporate bonds	5,091,123	—	3,631,123	1,460,000
Total assets	$7,538,953	$—	$6,078,953	$1,460,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Available for sale debt securities
States and municipalities	$888,072	$—	$888,072	$—
Mortgage-backed	1,847,014	—	1,847,014	—
Corporate bonds	6,186,629	—	4,606,629	1,580,000
Total assets	$8,921,715	$—	$7,341,715	$1,580,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2023 and June 30, 2023. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Six Months	Six Months
	Ended December 31,	Ended December 31,
	2023	2022

Balance at June 30,	$1,580,000	$1,900,000

Unrealized losses included in other comprehensive loss	(120,000)	(60,000)

Balance at September 30,	1,460,000	1,840,000

Unrealized losses included in other comprehensive loss	—	(240,000)

Balance at December 31,	$1,460,000	$1,600,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	Unaudited
	December 31,	June 30,	Valuation	Unobservable	Range
	2023	2023	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$2,312,240	$2,312,240	Collateral valuation	Discount from market value	0% - 65%

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	December 31, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,791,541	$2,791,541	$2,272,088	$2,272,088
Federal funds sold	5,330,000	5,330,000	9,503,000	9,503,000
Interest bearing deposits in other financial institutions	4,952,272	4,952,272	3,762,139	3,762,139
Available for sale debt securities	7,538,953	7,538,593	8,921,715	8,921,715
Held to maturity debt securities	509,758	409,902	516,089	378,046
Loans, net	194,476,676	176,648,000	197,713,756	177,582,000
Investment in restricted stock	1,158,325	1,158,325	770,273	770,273
Interest receivable	642,414	642,414	612,724	612,724
Financial Liabilities
Deposits	$179,347,146	$162,023,000	$197,254,306	$179,325,000
Federal Home Loan Bank (FHLB) advances	20,000,000	20,000,000	8,000,000	8,000,000
Accrued interest payable	268,785	268,785	74,580	74,580

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

The estimated fair value of fee income on letters of credit at December 31, 2023 and June 30, 2023 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2023 and June 30, 2023.

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

Provision for (Recovery of) Credit Losses. We charge (credit) provisions for (recovery of) credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for (recovery of) credit losses on a quarterly basis and make provisions for credit losses in order to maintain the allowance.

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

Provision for (Benefit from) Income Taxes. Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

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

The following represent our significant accounting policies and estimates:

Allowance for Credit Losses. We establish the allowance for credit losses through charges (credits) to earnings in the form of a provision for (recovery of) credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses (“ACL”) at December 31, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Provision for (Benefit from) Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total Assets. Total assets decreased $4.7 million, or 1.9%, to $234.1 million at December 31, 2023 from $238.8 million at June 30, 2023. The decrease was primarily due to a decrease of $3.7 million, or 31.0%, in cash and cash equivalents, a decrease in net loans of $3.2 million, or 1.6% and a decrease in debt securities available for sale of $1.4 million, or 15.5%. These decreases were partially offset by increases of $1.2 million in interest bearing deposits at other financial institutions and an increase in premises and equipment of $1.8 million. The increase in premises and equipment was associated with the Bank’s new branch in Brookfield, Wisconsin which opened on January 22, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.7 million, or 31.0%, to $8.1 million at December 31, 2023 from $11.8 million at June 30, 2023, primarily due to a decrease in total deposits of $17.9 million offset by an increase in FHLB borrowings of $12.0 million and a decrease in net loans of $3.2 million. The Bank also purchased a building for $1.6 million for a future new branch location.

Debt Securities Available for Sale. Total debt securities available for sale decreased $1.4 million, or 15.5%, to $7.5 million at December 31, 2023 from $8.9 million at June 30, 2023. The decrease was primarily due to the call of a $1.0 million corporate bond. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Loans.  Gross loans decreased $3.5 million, or 1.8%, to $196.4 million at December 31, 2023 from $199.9 million at June 30, 2023. The decrease was primarily due to a decrease in all categories of loans with the exception of multi-family real estate loans which increased by $1.4 million, or 3.1%, to $45.6 million at December 31, 2023 from $44.2 million at June 30, 2023. Consumer loans decreased by $1.0 million, or 35.4%, primarily due to the payoff of a consumer loan which was secured by a $650,000 certificate of deposit account. The decrease in construction loans was primarily due to two construction loans totaling $613,000 which were converted to permanent financings. The remaining categories of loan decreases (commercial real estate, commercial and industrial and one-to-four-family residential) were primarily due to repayments exceeding new loan growth.

Deposits. Total deposits decreased $17.9 million, or 9.1%, to $179.3 million at December 31, 2023 from $197.2 million at June 30, 2023. All categories of deposits decreased when comparing December 31, 2023 to June 30, 2023 with certificates of deposit decreasing the most by $10.4 million, or 12.4%. The decrease in all deposit categories was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. Finally, we had a $4.5 million brokered certificate of deposit that matured at the end of September 2023. Brokered certificates of deposit totaled $17.7 million and $22.2 million at December 31, 2023 and June 30, 2023, respectively.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased $12.0 million to $20.0 million at December 31, 2023 compared to $8.0 million in FHLB advances at June 30, 2023 to provide additional funding associated with the decrease in deposits and the acquisition of a building for a future new branch location. We were able to obtain more favorable borrowing rates from the FHLB than what customers were requesting for certificates of deposit.

Stockholders’ Equity. Total stockholders’ equity increased by $552,000, or 1.8%, to $31.8 million at December 31, 2023 from $31.3 million at June 30, 2023. The increase was primarily due to the implementation of CECL (notes 1 and 4), net of tax of $133,000 and net income of $358,000 for the six months ended December 31, 2023.

Average Balance Sheets

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans, if applicable, are included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale.

	For the Three Months Ended December 31,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$195,512	$2,190	4.52%	$194,530	$2,022	4.19%
Debt securities	8,778	57	2.60%	10,336	60	2.32%
Cash and cash equivalents	10,270	140	5.52%	18,883	159	3.38%
Other	1,052	15	5.78%	770	4	2.08%
Total interest-earning assets	215,612	2,402	4.49%	224,519	2,245	4.03%
Noninterest-earning assets	21,119			14,100
Total assets	$236,731			$238,619
Interest-bearing liabilities:
Demand, NOW and money market deposits	$44,825	151	1.34%	$53,961	116	0.86%
Savings deposits	40,214	14	0.14%	44,140	14	0.13%
Certificates of deposit	78,784	593	3.02%	81,111	396	1.95%
Total interest-bearing deposits	163,823	758	1.85%	179,212	526	1.17%
FHLB advances and other borrowings	16,344	158	3.87%	3,370	29	3.46%
Total interest-bearing liabilities	180,167	916	2.03%	182,582	555	1.21%
Non-interest bearing demand deposits	24,864			25,940
Other non-interest bearing liabilities	2,250			1,943
Total liabilities	207,281			210,465
Total stockholders' equity	29,450			28,154
Total liabilities and stockholders' equity	$236,731			$238,619
Net interest income		$1,486			$1,690
Net interest rate spread (2)			2.46%			2.82%
Net interest-earning assets (3)	$35,445			$41,937
Net interest margin (4)			2.76%			3.02%
Average interest-earning assets to interest-bearing liabilities	119.67%			122.97%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended December 31,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$196,323	$4,370	4.46%	$192,047	$3,933	4.10%
Debt securities	9,042	115	2.54%	10,648	130	2.44%
Cash and cash equivalents	11,514	294	5.13%	13,766	202	2.93%
Other	917	28	6.37%	562	8	2.49%
Total interest-earning assets	217,796	4,807	4.43%	217,023	4,273	3.94%
Noninterest-earning assets	19,675			14,595
Total assets	$237,471			$231,618
Interest-bearing liabilities:
Demand, NOW and money market deposits	$45,999	312	1.35%	$57,450	234	0.81%
Savings deposits	40,691	29	0.14%	45,171	30	0.13%
Certificates of deposit	81,783	1,181	2.88%	70,807	567	1.59%
Total interest-bearing deposits	168,473	1,522	1.80%	173,428	831	0.95%
FHLB advances and other borrowings	13,058	236	3.62%	2,307	39	3.38%
Total interest-bearing liabilities	181,531	1,758	1.93%	175,735	870	0.98%
Non-interest-bearing demand deposits	24,574			26,194
Other non-interest-bearing liabilities	2,036			1,685
Total liabilities	208,141			203,614
Total stockholders' equity	29,330			28,004
Total liabilities and stockholders' equity	$237,471			$231,618
Net interest income		$3,049			$3,403
Net interest rate spread (2)			2.50%			2.96%
Net interest-earning assets (3)	$36,265			$41,288
Net interest margin (4)			2.80%			3.13%
Average interest-earning assets to interest-bearing liabilities	119.98%			123.49%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$10	$158	$168	$88	$350	$438
Debt securities	(9)	6	(3)	(20)	5	(15)
Cash and cash equivalents	(73)	54	(19)	(33)	125	92
Other	1	10	11	5	15	20
Total interest-earning assets	(71)	228	157	40	495	535
Interest-bearing liabilities:
Demand, NOW and money market deposits	(20)	55	35	(47)	125	78
Savings deposits	—	1	1	(3)	2	(1)
Certificates of deposit	(11)	208	197	88	527	615
Total interest-bearing deposits	(31)	264	233	38	654	692
FHLB advances and other borrowings	112	16	128	182	15	197
Total interest-bearing liabilities	81	280	361	220	669	889
Change in net interest income	$(152)	$(52)	$(204)	$(180)	$(174)	$(354)

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

General. Net income was $272,100 for the three months ended December 31, 2023, a decrease of $29,300, or 9.7%, from net income of $301,400 for the three months ended December 31, 2022. The decrease in net income for the three months ended December 31, 2023 was primarily attributable to a decrease of $204,000 in net-interest income offset by a recovery of credit losses of $135,000. Non-interest income also decreased by $17,000 while non-interest expenses increased by $64,000. Finally, the provision for (benefit from) income taxes decreased by $121,000, from a provision for income taxes of $92,000 for the three months ended December 31, 2022 to a benefit from income taxes of $29,000 for the three months ended December 31, 2023.

Interest Income. Interest income increased by $157,000, or 7.0%, to $2.4 million for the three months ended December 31, 2023 compared to $2.2 million for the three months ended December 31, 2022 primarily due to an increase in loan interest income of $168,000.

Loan interest income increased by $168,000, or 8.3%, to $2.2 million for the three months ended December 31, 2023 from $2.0 million for the three months ended December 31, 2022, due to a slight increase in the average balance of the loan portfolio and an increase in the average yield on loans. The average balance of the loan portfolio increased by $982,000, or 0.5%, from $194.5 million for the three months ended December 31, 2022 to $195.5 million for the three months ended December 31, 2023. The average yield on the loan portfolio increased by 33 basis points from 4.19% for the three months ended December 31, 2022 to 4.52% for the three months ended December 31, 2023 as a result of rising interest rates.

Interest Expense. Interest expense increased $361,000, or 65.0%, to $917,000 for the three months ended December 31, 2023 from $556,000 for the three months ended December 31, 2022, due to an increase of $233,000 in interest paid on deposits and an increase of $128,000 in interest paid on borrowings.

Interest expense on deposits increased $233,000, or 44.2%, to $759,000 for the three months ended December 31, 2023 from $526,000 for the three months ended December 31, 2022 due to an increase in the average rate paid on all deposit categories. The increase in the average rate paid on all deposit categories was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with those competitors are offering. The increase in interest expense related to the increase in the average rate paid on all deposit categories was partially offset by a decrease in the average balances of all deposit categories. All categories of deposit accounts decreased when comparing the three months ended December 31, 2023 with the three months ended December 31, 2022. Demand, NOW and money market deposits decreased the most by $9.1 million, or 16.9%. The decrease in all deposit categories was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. Finally, we had a $4.5 million brokered certificate of deposit that matured at the end of September 2023.

Interest paid on FHLB borrowings increased $129,000, or 444.8%, from $29,000 for the three months ended December 31, 2022 to $158,000 for the three months ended December 31, 2023. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $13.0 million and an increase in the average rate paid on borrowings of 41 basis points from 3.46% for the three months ended December 31, 2022 to 3.87% for the three months ended December 31, 2023. We were able to obtain more favorable borrowing rates from the FHLB than what customers were requesting for certificates of deposit.

Net Interest Income. Net interest income decreased by $204,000, or 12.1%, to $1.5 million for the three months ended December 31, 2023 from $1.7 million for the three months ended December 31, 2022. Net interest-earning assets decreased by $6.5 million, or 15.5%, to $35.4 million for the three months ended December 31, 2023 from $41.9 million for the three months ended December 31, 2022. Net interest rate spread decreased by 36 basis points to 2.46% for the three months ended December 31, 2023 from 2.82% for the three months ended December 31, 2022, reflecting an 82 basis points increase in the average rate paid on interest-bearing liabilities which was offset by a 46 basis points increase in the average yield on interest-earning assets. The net interest margin decreased by 26 basis points to 2.76% for the three months ended December 31, 2023 from 3.02% for the three months ended December 31, 2022. The increase in the average yield on interest earning assets for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily due to an increase in the average yield of all interest-earning asset categories related to the increase in market interest rates over the past year. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Provision for (Recovery of) Credit Losses. We charge (credit) provisions for (recovery of) credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for (recovery of) credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $135,000 for the three months ended December 31, 2023 compared to no provision for credit losses for the three months ended December 31, 2022, respectively. The recovery was related to an improvement in current and future economic conditions in our market area and the decline in the overall loan portfolio. We anticipate that unemployment and the housing price index (HPI) will improve over the next two years due to continued high demand and the low inventory of residential real estate. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.9 million, or 0.96%, of loans outstanding at December 31, 2023 and $2.1 million, or 1.06%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$33	$44	$(11)	(25.0)%
Mortgage banking	75	55	20	36.4%
Increase in cash surrender value of BOLI	61	62	(1)	(1.6)%
Gain on sale of foreclosed real estate	—	—	—	100.0%
Net gain on securities transactions	—	24	(24)	(100.0)%
Other	8	8	—	—%
Total non-interest income	$177	$193	$(16)	(8.3)%

Non-interest income decreased by $16,000 to $177,000 for the three months ended December 31, 2023 from $193,000 for the three months ended December 31, 2022 due primarily to a net gain on securities transactions of $24,000 for the three months ended December 31, 2022 compared to no gains for the three months ended December 31, 2023. The gain was related to bonds that matured during the three months ended December 31, 2022 which had previous other than temporary impairment charges taken on these securities.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$761	$832	$(71)	(8.5)%
Occupancy and equipment	212	177	35	19.8%
Data processing and office	107	99	8	8.1%
Professional fees	217	189	28	14.8%
Marketing expenses	25	34	(9)	(26.5)%
Foreclosed assets, net	23	—	23	100.0%
Other	209	159	50	31.4%
Total non-interest expenses	$1,554	$1,490	$64	4.3%

Non-interest expenses were $1.6 million for the three months ended December 31, 2023 compared to $1.5 million for the three months ended December 31, 2022. The increase was related to minor increases in the majority of expense accounts which were offset by a decrease of $71,000 in salaries and employee benefits when comparing the two periods. The increase in other expenses was primarily related to an increase in FDIC premiums and to a lesser extent, check fraud losses. The decrease in salaries and employee benefits was primarily related to the prior year period including a bonus accrual compared to no bonus accrual for the current three month period.

Provision for (Benefit from) Income Taxes. Income tax expense was a benefit of $29,000 for the three months ended December 31, 2023, a decrease of $121,000, as compared to income tax expense of $92,000 for the three months ended December 31, 2022. The decrease in income tax expense was primarily due to a change in the Company’s effective tax rate. The effective tax rate for the three months ended December 31, 2023 and 2022 was (12.0)% and 23.3%, respectively. The effective tax rate decreased during the three months ended December 31, 2023 as compared to the prior year period as a result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Management reassessed the impact of this change in Wisconsin tax law during the current quarter resulting in additional reversals of previously recorded tax expense.

Comparison of Operating Results for the Six Months Ended December 31, 2023 and 2022

General. Net income was $358,000 for the six months ended December 31, 2023, a decrease of $454,000, or 55.9%, from net income of $812,000 for the six months ended December 31, 2022. The decrease in net income for the six months ended December 31, 2023 was primarily attributable to decreases of $354,000 in net-interest income, and $149,000 in non-interest income and an increase in non-interest expenses of $82,000. These changes were partially offset by a decrease in the provision for income taxes of $36,000 and a recovery of loan losses of $94,000.

Interest Income. Interest income increased by $535,000, or 12.5%, to $4.8 million for the six months ended December 31, 2023 compared to $4.3 million for the six months ended December 31, 2022 primarily due to increases in loan interest income and other interest income (cash and cash equivalents and other). The increase in other interest income was primarily due to an increase in the average yield of 220 basis points on our cash and cash equivalents investments due to the increases in the federal funds rate which was offset by a decrease in the average balance of cash and cash equivalents of $2.3 million when comparing the six months ended December 31, 2023 with the six months ended December 31, 2022.

Loan interest income increased by $437,000, or 11.1%, to $4.4 million for the six months ended December 31, 2023 from $3.9 million for the six months ended December 31, 2022, due to an increase in the average balance of the loan portfolio and an increase in the average yield on loans. The average balance of the loan portfolio increased by $4.3 million, or 2.2%, from $192.0 million for the six months ended December 31, 2022 to $196.3 million for the six months ended December 31, 2023. The average yield on the loan portfolio increased by 36 basis points from 4.10% for the six months ended December 31, 2022 to 4.46% for the six months ended December 31, 2023 as a result of rising interest rates.

Interest Expense. Interest expense increased $888,000, or 102.1%, to $1.8 million for the six months ended December 31, 2023 from $870,000 for the six months ended December 31, 2022, due to an increase of $691,000 in interest paid on deposits and an increase of $198,000 in interest paid on borrowings.

Interest expense on deposits increased $691,000, or 83.2%, to $1.5 million for the six months ended December 31, 2023 from $831,000 for the six months ended December 31, 2022 due to an increase in interest expense on all deposit categories. The average balance of certificates of deposit increased $11.0 million, or 15.5%, from $70.8 million for the six months ended December 31, 2022 to $81.8 million for the six months ended December 31, 2023. The average balance of interest-bearing demand, NOW and money market and savings accounts decreased by $11.5 million and $4.5 million, respectively. The increase in the average balance of certificates of deposit was due to the purchase of brokered certificates of deposit of $4.5 million and the remaining increase in the average balance of certificates of deposit accounts was due to offering higher rate deposit products during the six months ended December 31, 2023. The decrease in the average balance of interest-bearing demand, NOW, money market and savings deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. The average rate paid on demand, NOW and money market accounts and certificates of deposit also increased with the average rate paid on demand, NOW and money market accounts increasing by 54 basis points and the average rate paid on certificates of deposit increasing 129 basis points. The increase in the average rate paid on all deposit categories was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Interest paid on FHLB borrowings increased $197,000, or 505.1%, from $39,000 for the six months ended December 31, 2022 to $236,000 for the six months ended December 31, 2023. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $10.8 million and an increase in the average rate paid on borrowings of 24 basis points from 3.38% for the six months ended December 31, 2022 to 3.62% for the six months ended December 31, 2023. We were able to obtain more favorable borrowing rates from the FHLB than what customers were requesting for certificates of deposits.

Net Interest Income. Net interest income decreased by $354,000, or 10.4%, to $3.0 million for the six months ended December 31, 2023 from $3.4 million for the six months ended December 31, 2022. Net interest-earning assets decreased by $5.0 million, or 10.4%, to $36.3 million for the six months ended December 31, 2023 from $41.3 million for the six months ended December 31, 2022. Net interest rate spread decreased by 46 basis points to 2.50% for the six months ended December 31, 2023 from 2.96% for the six months ended December 31, 2022, reflecting a 95 basis points increase in the average rate paid on interest-bearing liabilities offset by a 49 basis points increase in the average yield on interest-earning assets. The net interest margin decreased 33 basis points to 2.80% for the six months ended December 31, 2023 from 3.13% for the six months ended December 31, 2022. The increase in the average yield on interest earning assets for the six months ended December 31, 2023 compared to the six months ended December 31, 2022 was primarily due to an increase in market interest rates. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

Provision for (Recovery of) Credit Losses. We charge (credit) provisions for (recovery of) credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for (recovery of) credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $94,000 for the six months ended December 31, 2023 compared to no provision for credit losses for the six months ended December 31, 2022, respectively. The recovery was related to an improvement in the current and future economic conditions in our market area and the decline in the overall loan portfolio. We anticipate that unemployment and the housing price index (HPI) will improve over the next two years due to continued high demand and the low inventory of residential real estate. These predictions align with the Bank’s historic charge-off history over the past 8-10 years. The allowance for credit losses was $1.9 million, or 0.96%, of loans outstanding at December 31, 2023 and $2.1 million, or 1.06%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$64	$85	$(21)	(24.7)%
Mortgage banking	206	136	70	51.47%
Increase in cash surrender value of BOLI	121	120	1	0.8%
Net gain on securities transactions	—	24	(24)	(100.0)%
Gain on proceeds from life insurance death benefit	—	173	(173)	(100.0)%
Other	14	16	(2)	(12.5)%
Total non-interest income	$405	$554	$(149)	(26.9)%

Non-interest income decreased by $149,000 to $405,000 for the six months ended December 31, 2023 from $554,000 for the six months ended December 31, 2022 due primarily to a gain on proceeds from a life insurance death benefit and net gain on securities transactions of $173,000 and $24,000, respectively, being recognized during the six months ended December 31, 2022 compared to no such amounts being recognized during the six months ended December 31, 2023. These decreases were partially offset by an increase in mortgage banking income of $70,000. The increase in mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased as we sold $4.1 million of mortgage loans into the secondary market during the six months ended December 31, 2023 compared to $973,000 of such sales during the six months ended December 31, 2022 as well as an increase in the mortgage servicing fees we receive. Mortgage activity has started to pick up recently as a result of a slight decline in mortgage rates.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,533	$1,664	$(131)	(7.9)%
Occupancy and equipment	382	349	33	9.5%
Data processing and office	216	186	30	16.1%
Professional fees	388	374	14	3.7%
Marketing expenses	40	51	(11)	(21.6)%
Foreclosed assets, net	37	—	37	100.0%
Other	421	312	109	34.9%
Total non-interest expenses	$3,017	$2,936	$81	2.8%

Non-interest expenses were $3.0 million for the six months ended December 31, 2023 compared to $2.9 million for the six months ended December 31, 2022. The increase was related to minor increases in the majority of expense accounts which were offset by a decrease of $131,000 in salaries and employee benefits when comparing the two periods. The increase in other expenses was primarily related to an increase in FDIC premiums and to a lesser extent, check fraud losses. The decrease in salaries and employee benefits was primarily related to the prior year period including a bonus accrual compared to no bonus accrual for the current six month period.

Provision for Income Taxes.  Income tax expense was $172,000 for the six months ended December 31, 2023, a decrease of $36,000, as compared to income tax expense of $208,000 for the six months ended December 31, 2022. The decrease in income tax expense was primarily the result of a decrease in income before income taxes of $490,000 which was offset by a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the six months ended December 31, 2023.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2023				At June 30, 2023
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

	(In thousands)
Real estate loans:
One- to- four-family residential	$68	$—	$—	$—	$27	$—	$—	$—
Multifamily	56	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	16	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$124	$—	$—	$—	$43	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,	At June 30,
	2023	2023

(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	—	—
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	2,312	2,312
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	2,312	2,312
Total non-performing assets	$2,312	$2,312
Total non-performing loans to total loans	—%	—%
Total non-performing loans to total assets	—%	—%
Total non-performing assets to total assets	0.99%	0.97%

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

On the basis of our review of our loans, our classified and special mention or watch loans at the dates indicated were as follows:

	At December 31,	At June 30,
	2023	2023

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention/Watch	$—	$—

Allowance for Credit Losses

Allowance for Credit Losses. We establish the allowance for credit losses through charges (credits) to earnings in the form of a provision for (recovery of) credit losses. Credit losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses (“ACL”) at December 31, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$2,025	$2,059	$2,159	$2,195
Implementation of CECL (notes 1 and 4)	—	—	(175)	—
Provision for (recovery of) credit losses	(135)	—	(94)	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	(137)
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	(137)
Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	1	—	1	1
Total recoveries	1	—	1	1
Net (charge-offs) recoveries	1	—	1	(136)
Allowance at end of period	$1,891	$2,059	$1,891	$2,059
Allowance to non-performing loans	—%	3,743.64%	—%	3,743.64%
Allowance to total loans outstanding at the end of the period	0.96%	1.06%	0.96%	1.06%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	(0.07)%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	—%	(0.07)%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	(0.07)%

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

	At December 31, 2023			At June 30, 2023

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$344	18.2%	42.2%	$1,196	55.4%	42.3%
Commercial and industrial	21	1.1%	3.2%	18	0.8%	3.4%
Construction	6	0.3%	0.7%	6	0.3%	1.0%
One-to-four-family residential	1,295	68.5%	29.8%	207	9.6%	29.8%
Multi-family real estate	218	11.5%	23.2%	365	16.9%	22.1%
Consumer	7	0.4%	0.9%	2	0.1%	1.4%
Unallocated	—	—%	—	365	16.9%	—%
Total	$1,891	100%	100%	$2,159	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2023, we had a $83.0 million line of credit with the Federal Home Loan Bank of Chicago, which had $20.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. At December 31, 2023, the Bank did not borrow any additional funds from the Federal Reserve or from the correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $990,000 and $962,000 of cash provided by operating activities for the six months ended December 31, 2023 and 2022, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $1.3 million provided by investing activities compared to $4.8 million used in investing activities for the six months ended December 31, 2023 and 2022, respectively. Net cash (used in) provided by financing activities, consisting of activity in deposit accounts and borrowings, was $5.9 million used in financing activities compared to $14.8 million being provided by financing activities for the six months ended December 31, 2023 and 2022, respectively.

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

At December 31, 2023, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 9-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, we had outstanding commitments to originate loans of $4.2 million, and $285,000 in outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2023 totaled $46.7 million, which include $4.2 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of December 31, 2023.

We identified a material weakness in our controls over accounting that occurred beginning in the fourth quarter of fiscal year 2021 through the second quarter of fiscal year 2024 relating to special provisions in the tax laws regarding a Bank’s allowable tax bad debt deductions and related tax bad debt reserves as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

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

We have been and are actively engaged in the implementation of remediation efforts to address the material weakness in our internal control over financial reporting. These remediation efforts include a robust review of all current and previous income tax laws impacting the Company including the preparation of a detailed checklist governing income taxes for financial institutions. Management believes that the new procedures and controls will provide an appropriate remediation of the material weakness; however, the effectiveness of the controls have not been fully tested by management. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time and independently validated by management.

Internal Control over Financial Reporting

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of December 31, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. No repurchases were made during the three months ended December 31, 2023. All shares of common stock repurchased will be retired.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the second fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: February 14, 2024	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)