Form 10-Q
period 2024-03-31
Marathon Bancorp, Inc. /MD/
filed 2024-05-13
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of May 10, 2024, there were 2,147,497 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	March 31, 2024	2023
Assets
Cash and due from banks	$2,637,108	$2,272,088
Federal funds sold	5,445,000	9,503,000
Cash and cash equivalents	8,082,108	11,775,088
Interest bearing deposits held in other financial institutions	419,154	3,762,139
Debt securities available for sale	6,919,040	8,921,715
Debt securities held to maturity, at amortized cost (fair value $386,037 and $378,046)	511,024	516,089
Loans, net of allowance of $1,769,585 and $2,158,590, respectively	191,925,385	197,713,756
Interest receivable	594,427	612,724
Foreclosed assets (OREO), net	1,397,460	2,312,240
Investment in restricted stock, at cost	1,329,413	770,273
Cash surrender value life insurance	8,908,478	8,724,198
Premises and equipment, net	4,116,247	2,128,392
Deferred tax assets	500,221	486,916
Other assets	1,113,381	1,055,069
Total assets	$225,816,338	$238,778,599
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$24,375,447	$26,180,842
Interest bearing	145,305,143	171,073,464
Total deposits	169,680,590	197,254,306
Federal Home Loan Bank (FHLB) advances	23,000,000	8,000,000
Other liabilities	1,858,199	2,244,775
Total liabilities	194,538,789	207,499,081
Commitments and Contingent Liabilities ( see note 14)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,157,497 shares issued and outstanding at March 31, 2024 and June 30, 2023	21,141	21,141
Additional paid-in capital	7,369,030	7,252,506
Retained earnings	25,437,845	25,577,300
Unearned ESOP shares, at cost	(760,353)	(786,572)
Accumulated other comprehensive loss	(790,114)	(784,857)
Total stockholders' equity	31,277,549	31,279,518
Total liabilities and stockholders' equity	$225,816,338	$238,778,599

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2024	2023	2024	2023
Interest Income
Loans, including fees	$2,135,417	$2,065,387	$6,505,760	$5,998,925
Debt securities	50,605	60,172	165,609	190,261
Other	135,274	161,225	457,447	370,203
Total interest income	2,321,296	2,286,784	7,128,816	6,559,389
Interest Expense
Deposits	703,877	630,640	2,226,068	1,461,648
Borrowings and other	212,493	6,187	448,655	45,038
Total interest expense	916,370	636,827	2,674,723	1,506,686
Net Interest Income	1,404,926	1,649,957	4,454,093	5,052,703
Provision for (Recovery of) Credit Losses	(122,000)	—	(216,000)	—
Net Interest Income After Provision for (Recovery of) Credit Losses	1,526,926	1,649,957	4,670,093	5,052,703
Non-Interest Income
Service charges on deposit accounts	28,743	32,744	92,565	117,692
Mortgage banking income	49,230	72,285	254,632	208,528
Increase in cash value of life insurance	63,092	59,792	184,280	179,208
Gain on proceeds from life insurance death benefit	—	88,029	—	261,297
Net gain on securities transactions	—	—	—	24,000
Other income	6,055	6,646	20,395	22,437
Total non-interest income	147,120	259,496	551,872	813,162
Non-Interest Expenses
Salaries and employee benefits	804,470	832,532	2,337,957	2,496,076
Occupancy and equipment expenses	239,599	208,147	621,644	556,848
Data processing and office	121,826	110,656	338,220	297,190
Professional fees	171,847	159,867	559,670	533,775
Marketing expenses	15,165	18,445	55,086	69,800
Foreclosed assets, net	970,396	—	1,007,037	—
Other expenses	184,826	155,882	605,855	467,533
Total non-interest expenses	2,508,129	1,485,529	5,525,469	4,421,222
Income (Loss) Before Income Taxes (Benefit)	(834,083)	423,924	(303,504)	1,444,643
Provision for (Benefit from) Income Taxes	(202,956)	58,228	(30,674)	266,394
Net Income (Loss)	$(631,127)	$365,696	$(272,830)	$1,178,249

Net income (loss) per common share-basic	($0.31)	$0.17	($0.13)	$0.55
Net income (loss) per common share-diluted	($0.31)	$0.17	($0.13)	$0.55
Weighted average number of common shares outstanding-basic	2,045,044	2,100,058	2,044,170	2,132,381
Weighted average number of common shares outstanding-diluted	2,046,707	2,105,104	2,044,170	2,135,043

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	March 31,
	2024	2023
Net Income (Loss)	$(631,127)	$365,696
Other comprehensive income (loss)
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	36,582	19,644
Tax effect	(7,684)	(5,351)
Net amount	28,898	14,293
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,476)	—
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,065	1,528
Other comprehensive income	26,487	15,821
Comprehensive Income (Loss)	$(604,640)	$381,517

(a) The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.

(b) The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Nine Months Ended
	March 31,
	2024	2023
Net Income (Loss)	$(272,830)	$1,178,249
Other comprehensive loss
Unrealized losses on available for sale debt securities
Unrealized holding losses arising during the period	(2,201)	(432,993)
Tax effect	453	118,548
Net amount	(1,748)	(314,445)

Reclassification adjustment for gains included in net income (a)	—	(24,000)
Tax effect	—	6,538
Net amount	—	(17,462)
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (c)	(7,291)	—
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (b)	3,782	4,334
Other comprehensive loss	(5,257)	(327,573)
Comprehensive Income (Loss)	$(278,087)	$850,676

(a) The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Net Gain on Securities Transactions.

(b) The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.

(c) The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$—	$21,141	$7,252,506	$25,577,300	$(786,572)	$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses ( Notes 1 and 4)	—	—	—	133,375	—	—	133,375
Net income	—	—	—	86,197	—	—	86,197
Other comprehensive loss	—	—	—	—	—	(91,940)	(91,940)
ESOP shares committed to be released (874 shares)	—	—	1,716	—	8,740	—	10,456
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, September 30, 2023	—	21,141	7,293,997	25,796,872	(777,832)	(876,797)	31,457,381
Net income	—	—	—	272,100	—	—	272,100
Other comprehensive income	—	—	—	—	—	60,196	60,196
ESOP shares committed to be released (874 shares)	—	—	(6,265)	—	8,740	—	2,475
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, December 31, 2023	—	21,141	7,327,507	26,068,972	(769,092)	(816,601)	31,831,927
Net loss	—	—	—	(631,127)	—	—	(631,127)
Other comprehensive income	—	—	—	—	—	26,487	26,487
ESOP shares committed to be released (874 shares)	—	—	1,748	—	8,739	—	10,487
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, March 31, 2024	$—	$21,141	$7,369,030	$25,437,845	$(760,353)	$(790,114)	$31,277,549

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2022	$—	$22,295	$8,487,400	$23,423,432	$(821,531)	$(369,029)	$30,742,567
Net income	—	—	—	511,153	—	—	511,153
Other comprehensive loss	—	—	—	—	—	(127,810)	(127,810)
ESOP shares committed to be released (874 shares)	—	—	874	—	8,740	—	9,614
Stock based compensation	—	—	34,620	—	—	—	34,620
Balance, September 30, 2022		22,295	8,522,894	23,934,585	(812,791)	(496,839)	31,170,144
Net income	—	—	—	301,400	—	—	301,400
Other comprehensive loss	—	—	—	—	—	(215,584)	(215,584)
ESOP shares committed to be released (874 shares)	—	—	798	—	8,740	—	9,538
Stock based compensation	—	—	30,727	—	—	—	30,727
Purchase and retirement of common stock (6,781 shares)	—	(68)	(76,557)	—	—	—	(76,625)
Balance, December 31, 2022	—	22,227	8,477,862	24,235,985	(804,051)	(712,423)	31,219,600
Net income	—	—	—	365,696	—	—	365,696
Other comprehensive income	—	—	—	—	—	15,821	15,821
ESOP shares committed to be released (874 shares)	—	—	1,748	—	8,739	—	10,487
Stock based compensation	—	—	29,573	—	—	—	29,573
Purchase and retirement of common stock (106,704 shares)	—	(1,067)	(1,257,905)	—	—	—	(1,258,972)
Balance, March 31, 2023	$—	$21,160	$7,251,278	$24,601,681	$(795,312)	$(696,602)	$30,382,205

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	March 31,
	2024	2023
Operating Activities
Net income (loss)	$(272,830)	$1,178,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,229	153,411
Provision for (recovery of) credit losses	(216,000)	—
Provision for valuation allowance on foreclosed assets (OREO), net	937,100	—
Stock based compensation	119,325	94,920
ESOP expense	23,418	29,639
Net amortization of discounts and premiums on debt securities	59,917	77,524
Amortization of deferred loan fees, net	(26,003)	(36,542)
Net gain on sale of loans	(120,191)	(85,853)
Net gain on securities transactions	—	(24,000)
Net change in deferred taxes	(55,067)	201,683
Gain on proceeds from life insurance death benefit	—	(261,297)
Earnings on cash value of life insurance	(184,280)	(179,208)
Decrease (increase) in interest receivable	18,297	(22,490)
Originations of loans held for sale	(4,392,500)	(2,143,200)
Proceeds from loans held for sale	4,512,691	2,229,053
Net change in operating leases	1,945	(7,542)
Net change in other assets	(80,632)	2,892
Net change in other liabilities	(312,902)	48,862
Net Cash Provided by Operating Activities	187,517	1,256,101
Investing Activities
Net change in interest-bearing deposits in other financial institutions	3,342,985	(1,833,732)
Proceeds from life insurance death benefit	—	966,833
Proceeds from maturities, calls and repayments of debt securities available for sale	1,939,900	869,164
Proceeds from maturities and calls of debt securities held to maturity	9,504	20,139
Increase in restricted stock	(559,140)	(447,273)
Net (increase) decrease in loans	6,205,374	(16,394,687)
Purchases of property and equipment	(2,245,404)	(65,364)
Net Cash Provided by (Used in) Investing Activities	8,693,219	(16,884,920)
Financing Activities
Net change in deposits	(27,573,716)	12,972,430
Proceeds from FHLB advances	15,000,000	5,000,000
Purchase and retirement of common stock	—	(1,335,597)
Net Cash Provided by (Used in) Financing Activities	(12,573,716)	16,636,833
Net Change in Cash and Cash Equivalents	(3,692,980)	1,008,014
Cash and Cash Equivalents, Beginning of Year	11,775,088	8,428,041
Cash and Cash Equivalents, End of Period	$8,082,108	$9,436,055
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$2,276,337	$1,505,171
Taxes	191,000	98,000

Supplemental Schedule of Noncash Investing and Financing Activities
Lease liabilities and right-of-use assets arising from adoption of ASC 842	$—	$698,837

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

The Bank is a Wisconsin stock savings bank, which conducts its business through four facilities. We opened a new branch in Brookfield, Wisconsin on January 22, 2024. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County and Ozaukee County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposit; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans. In addition, the Bank has two nonbank subsidiaries for the purpose of temporarily holding a foreclosed property pending the liquidation of this property and to hold the real estate of its recently opened branch in Brookfield, Wisconsin.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2024 are not necessarily indicative of the results for the year ending June 30, 2024 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 20, 2023.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of a Troubled Debt Restructuring-(“TDRs”), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on July 1, 2023. There was no material impact to the Company at adoption.

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

Note 2- Earnings (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.  Diluted earnings (loss) per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. Set forth below is the calculation of earnings (loss) per share.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023

Net income (loss) applicable to common stock	$(631,127)	$365,696	$(272,830)	$1,178,249

Average number of shares outstanding	2,121,516	2,180,026	2,121,516	2,213,223
Less: Average unallocated ESOP shares	76,472	79,968	77,346	80,842

Average number of common shares outstanding used to calculate basic earnings per share	2,045,044	2,100,058	2,044,170	2,132,381
Effect of dilutive restricted stock awards	1,663	5,046	-	2,662
Average number of common shares outstanding used to calculate diluted earnings per share	2,046,707	2,105,104	2,044,170	2,135,043

Earnings (loss) per common share:
Basic	$(0.31)	$0.17	$(0.13)	$0.55
Diluted	(0.31)	0.17	(0.13)	0.55

Note 3- Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of March 31, 2024 and June 30, 2023, consists of the following:

	Unaudited
	March 31, 2024	June 30, 2023
Available for sale debt securities, at fair value	$6,919,040	$8,921,715
Held to maturity debt securities, at amortized cost	511,024	516,089
	$7,430,064	$9,437,804

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2024
Available for sale debt securities
States and municipalities	$904,517	$476	$(4,519)	$900,474
Mortgage-backed	1,483,799	22,867	(90,280)	1,416,386
Corporate bonds	5,549,954	—	(947,774)	4,602,180
	$7,938,270	$23,343	$(1,042,573)	$6,919,040
Held to maturity debt securities
Mortgage-backed	$511,024	$—	$(124,987)	$386,037

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$904,308	$503	$(16,739)	$888,072
Mortgage-backed	1,935,106	23,125	(111,217)	1,847,014
Corporate bonds	7,099,328	—	(912,699)	6,186,629
	$9,938,742	$23,628	$(1,040,655)	$8,921,715
Held to maturity debt securities
Mortgage-backed	$516,089	$—	$(138,043)	$378,046

There is no allowance for credit losses on available for sale and held to maturity debt securities at March 31, 2024. Securities with a carrying value of approximately $268,000 and $415,000 as of March 31, 2024 and June 30, 2023, respectively, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2024, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2024
Due in one year or less	$1,469,040	$1,439,126	$—	$—
Due from more than one to five years	369,617	368,299	—	—
Due from more than five to ten years	4,615,814	3,695,229	—	—
	6,454,471	5,502,654	—	—
Mortgage-backed securities	1,483,799	1,416,386	511,024	386,037
	$7,938,270	$6,919,040	$511,024	$386,037

There were no sales of available for sale debt securities during the three and nine month periods ended March 31, 2024 and 2023. The Company did recognize a gain of $24,000 on bonds that matured during the nine months ended March 31, 2023 related to previous other than temporary impairment charges taken on these securities.

The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and June 30, 2023:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2024
Available for sale debt securities
States and municipalities	$—	$—	$(4,519)	$565,380	$(4,519)	$565,380
Mortgage-backed	(78)	13,841	(90,202)	1,286,474	(90,280)	1,300,315
Corporate bonds	—	—	(947,774)	4,602,180	(947,774)	4,602,180
	$(78)	$13,841	$(1,042,495)	$6,454,034	$(1,042,573)	$6,467,875

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$(16,739)	$768,052	$—	$—	$(16,739)	$768,052
Mortgage-backed	(2,879)	109,037	(108,338)	1,615,016	(111,217)	1,724,053
Corporate bonds	(90,000)	410,000	(822,699)	5,776,629	(912,699)	6,186,629
	$(109,618)	$1,287,089	$(931,037)	$7,391,645	$(1,040,655)	$8,678,734
Held to maturity debt securities
Mortgage-backed securities	$(138,043)	$378,046	$—	$—	$(138,043)	$378,046

There were five securities in an unrealized loss position in the less than 12 months category and 55 securities in the 12 months or more category at March 31, 2024. There were 15 securities in an unrealized loss position in the less than 12 months category and 52 securities in the 12 months or more category at June 30, 2023. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

On July 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of March 31, 2024 is in accordance with ASC 326. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (incurred loss method).

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $543,137 at March 31, 2024, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	March 31, 2024	June 30, 2023

	(Dollars in thousands)
Commercial real estate	$81,889	$84,581
Commercial and industrial	5,448	6,878
Construction	1,315	1,905
One-to-four-family residential	58,189	59,563
Multi-family real estate	45,330	44,184
Consumer	1,575	2,825
Total loans	193,746	199,936
Deferred loan fees	(51)	(63)
Allowance for credit losses	(1,770)	(2,159)
Loans, net	$191,925	$197,714

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three and nine months ended March 31, 2024:

	Allowance for Credit Losses-Loans-Three Months Ended
	(Dollars in thousands)

					Provision for
					(Recovery of)
		Impact of			Credit
	Beginning	Adoption of			Losses-	Ending
	Balance	ASC 326	Charge-offs	Recoveries	Loans	Balance
	January 1, 2024					March 31, 2024
Commercial real estate	$344	$—	$—	$—	$(41)	$303
Commercial and industrial	21	—	—	—	(3)	18
Construction	6	—	—	—	(1)	5
One-to-four-family residential	1,295	—	—	—	(42)	1,253
Multi-family real estate	218	—	—	—	(32)	186
Consumer	7	—	—	1	(3)	5
Total loans	$1,891	$—	$—	$1	$(122)	$1,770

	Allowance for Credit Losses-Loans-Nine Months Ended
	(Dollars in thousands)

	Beginning				Provision for
	Balance				(Recovery of)
	Prior to	Impact of			Credit
	Adoption of	Adoption of			Losses-	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
	July 1, 2023					March 31, 2024
Commercial real estate	$1,196	$(818)	$—	$—	$(75)	$303
Commercial and industrial	18	5	—	—	(5)	18
Construction	6	2	—	—	(3)	5
One-to-four-family residential	207	1,137	—	—	(91)	1,253
Multi-family real estate	365	(147)	—	—	(32)	186
Consumer	2	11	—	2	(10)	5
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$2	$(216)	$1,770

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three and nine months ended March 31, 2023:

	Commercial	Commercial		One-to-Four	Multi-Family
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Charge-offs	(136,753)	—	—	—	—	—	—	(136,753)
Recoveries	—	—	—	—	—	572	—	572
Provisions	109,130	(5,303)	(30,238)	(41,667)	(17,238)	(553)	(14,131)	—
Balance at September 30, 2022	1,564,021	27,398	24,791	222,284	216,133	620	3,622	2,058,869
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	602	—	602
Provisions	(279,012)	(6,060)	(7,185)	(13,998)	(20,376)	(619)	327,250	—
Balance at December 31, 2022	1,285,009	21,338	17,606	208,286	195,757	603	330,872	2,059,471
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	618	—	618
Provisions	(48,960)	(2,772)	(3,430)	1,822	62,340	(506)	(8,494)	—
Balance at end of period	$1,236,049	$18,566	$14,176	$210,108	$258,097	$715	$322,378	$2,060,089

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,236,049	18,566	14,176	210,108	258,097	715	322,378	2,060,089
Balance at end of period	$1,236,049	$18,566	$14,176	$210,108	$258,097	$715	$322,378	$2,060,089
Loans
Individually evaluated for impairment	$—	$—	$—	$119,883	$—	$—	$—	$119,883
Collectively evaluated for impairment	84,944,122	7,210,087	7,520,505	60,452,863	40,805,841	3,143,433	—	204,076,851
Balance at end of period	$84,944,122	$7,210,087	$7,520,505	$60,572,746	$40,805,841	$3,143,433	$—	$204,196,734

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2023:

	Commercial	Commercial		One-to-Four	Multi-Family
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,196,479	17,711	6,302	206,771	365,401	653	365,273	2,158,590
Balance at end of period	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590
Loans
Individually evaluated for impairment	$—	$—	$—	$117,103	$—	$—	$—	$117,103
Collectively evaluated for impairment	84,580,946	6,878,209	1,905,255	59,445,715	44,183,871	2,824,747		199,818,743
Balance at end of period	$84,580,946	$6,878,209	$1,905,255	$59,562,818	$44,183,871	$2,824,747	$—	$199,935,846

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2024	2023	2024	2023
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(122,000)	$—	$(216,000)	$—
Provision for unfunded commitments	—	—	—	—
Total provision for (recovery of) credit losses	$(122,000)	$—	$(216,000)	$—

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

Residential real estate, multi-family real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$4,255	$4,695	$32,896	$23,624	$8,149	$8,072	$198	$—	$81,889
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$4,255	$4,695	$32,896	$23,624	$8,149	$8,072	$198	$—	$81,889

Commercial and industrial
Pass	$34	$877	$1,703	$2,272	$85	$451	$26	$—	$5,448
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$34	$877	$1,703	$2,272	$85	$451	$26	$—	$5,448

Construction
Pass	$—	$1,315	$—	$—	$—	$—	$—	$—	$1,315
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,315	$—	$—	$—	$—	$—	$—	$1,315

One-to-four-family residential
Performing	$2,888	$11,263	$11,829	$13,858	$6,087	$12,264	$—	$—	$58,189
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$2,888	$11,263	$11,829	$13,858	$6,087	$12,264	$—	$—	$58,189

Multi-family real estate
Performing	$1,836	$8,761	$16,760	$13,416	$1,867	$2,634	$—	$—	$45,274
Non-performing	—	—	—	—	—	—	56	—	56
Total multi-family real estate	$1,836	$8,761	$16,760	$13,416	$1,867	$2,634	$56	$—	$45,330

Consumer
Performing	$176	$110	$150	$8	$66	$—	$1,065	$—	$1,575
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$176	$110	$150	$8	$66	$—	$1,065	$—	$1,575

Total loans	$9,189	$27,021	$63,338	$53,178	$16,254	$23,421	$1,345	$—	$193,746

The risk category of loans by class of loans as of June 30, 2023, is as follows:

		Special Mention/
	Pass	Watch	Substandard	Doubtful	Total
June 30, 2023
Commercial real estate	$84,580,946	$—	$—	$—	$84,580,946
Commercial and industrial	6,878,209	—	—	—	6,878,209
Construction	1,905,255	—	—	—	1,905,255
	$93,364,410	$—	$—	$—	$93,364,410

Residential real estate, multi-family real estate and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are 90 days or more delinquent or are not accruing interest are considered nonperforming. The following table presents the recorded investments in residential real estate, multi-family real estate and consumer loans by class based on payment activity as of June 30, 2023:

	Performing	Nonperforming	Total
June 30, 2023
One-to-four-family residential	$59,562,818	$—	$59,562,818
Multi-family real estate	44,183,871	—	44,183,871
Consumer	2,824,747	—	2,824,747
	$106,571,436	$—	$106,571,436

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of March 31, 2024 and June 30, 2023:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
March 31, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	—	68,323	—	—
Multi-family real estate	—	—	—	55,713
Consumer	—	—	—	—
Total	$—	$68,323	$—	$55,713

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	16,487	—	—	—
Construction	—	—	—	—
One-to-four-family residential	26,986	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$43,473	$—	$—	$—

There was one loan on nonaccrual status as of March 31, 2024 and none at June 30, 2023. The multi-family real estate loan for $56,000 was returned to accrual status in April 2024 upon renewal of the matured loan.

Set forth below is a summary of the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing interest as of March 31, 2024.

	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Three Months Ended	Nine Months Ended
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	—	—	—	—
Multi-family real estate	—	—	—	1,392
Consumer	—	—	—	—
Total loans	$—	$—	$—	$1,392

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

There were no loans during the three and nine months ended March 31, 2024 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective July 1, 2023.

There were no loans modified as TDRs during the three and nine months ended March 31, 2023.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential and multi-family real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $92,916,601 and $95,988,835 as of March 31, 2024 and June 30, 2023, respectively. There was also FHLB stock of $1,329,413 and $770,273 pledged as of March 31, 2024 and June 30, 2023.

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

The following tables present information about the Company’s leases as of and for the three and nine months ended March 31, 2024 and 2023 and June 30, 2023:

			As of	As of
			March 31,	June 30,
			2024	2023
Right-to-use assets (included in premises and equipment on consolidated balance sheets)			$509,662	$591,982
Lease liability (included in other liabilities on consolidated balance sheets)			504,808	585,182
Weighted average remaining lease term			6.47 years	6.88 years
Weighted average discount rate			3.26%	3.24%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Operating lease costs	$31,929	$31,929	$95,788	$95,788
Short-term lease costs	9,570	9,570	28,710	28,710
Total lease costs	$41,499	$41,499	$124,498	$124,498

Cash paid for amounts included in measurement of lease liabilities	$31,281	$30,999	$93,129	$92,997

				As of
				March 31,
				2024
Lease payments due

Three months ending June 30, 2024				$30,126
Year ending June 30, 2025				104,464
Year ending June 30, 2026				103,720
Year ending June 30, 2027				94,450
Year ending June 30, 2028				43,200
Thereafter				187,200
Total				563,160
Discount				58,352
Lease liability				$504,808

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Balance July 1,	$2,312,240	$—
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	2,312,240	—
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	2,312,240	—
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance March 31,	$2,312,240	$—

Activity in the valuation allowance is as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Balance July 1,	$—	$—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance September 30,	—	—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance December 31,	—	—
Provisions charged to expense	914,780	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance March 31,	$914,780	$—

Expenses related to foreclosed assets include:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	13,620	—
Balance September 30,	13,620	—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	23,021	—
Balance December 31,	36,641	—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	937,100	—
Operating expenses, net of rental income	33,296	—
Balance March 31,	$1,007,037	$—

During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded during the three and nine months ended March 31, 2024. The Bank is pursuing legal remedies against the previous owner of the property.

Note 7 - Deposits

Major classifications of deposits are as follows as of March 31, 2024 and June 30, 2023. Brokered deposits totaled $13.4 million and $22.2 million at March 31, 2024 and June 30, 2023, respectively.

	Unaudited
	At March 31, 2024		At June 30, 2023
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$24,375,447	14.36%	$26,180,842	13.27%
Demand, NOW, money market accounts	39,400,552	23.22%	44,664,015	22.64%
Savings accounts	39,767,546	23.44%	42,554,858	21.57%
Certificates of deposit	66,137,045	38.98%	83,854,591	42.51%
Total	$169,680,590	100.00%	$197,254,306	100.00%

Note 8- Borrowings

There was $23.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of March 31, 2024 consisting of a $3.0 million 6 month term advance maturing August 21, 2024 and four - $5.0 million 5-year term callable putable advances with maturity dates ranging from August 2028 through December 2028 which have call dates ranging from May 2024 through September 2024.  These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

There was $8.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2023 consisting of $5.0 million and $3.0 million putable advances. The $5.0 million putable advance with the maturity date of March 17, 2028 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 18, 2023. The $3 million putable advance with the maturity date of April 11, 2028 can be called quarterly until maturity at the option of the FHLB, with the next call option being October 11, 2023. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 22% to 37% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $92,916,601 and $95,988,835 as of March 31, 2024 and June 30, 2023, respectively. There was FHLB stock of $1,329,413 and $770,273 pledged as of March 31, 2024 and June 30, 2023, respectively. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at March 31, 2024 and June 30, 2023. The Company also has a federal funds purchased borrowing arrangement with a correspondent bank for $5.0 million which reprices daily based on the Federal Funds rate. There were no borrowings under this arrangement at March 31, 2024 and June 30, 2023.

Note 9- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended March 31, 2024 and 2023, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
March 31, 2024
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive loss before reclassifications (net of tax)	(93,479)	—	(93,479)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,539	1,539
Balance, September 30, 2023	(833,461)	(43,336)	(876,797)
Other comprehensive income before reclassifications (net of tax)	62,833	—	62,833
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,178	1,178
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,815)	—	(3,815)
Balance, December 31, 2023	(774,443)	(42,158)	(816,601)
Other comprehensive income before reclassifications (net of tax)	28,898	—	28,898
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,065	1,065
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,476)	—	(3,476)
Balance, end of period	$(749,021)	$(41,093)	$(790,114)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
March 31, 2023
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(129,271)	—	(129,271)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,461	1,461
Balance, September 30, 2022	(447,615)	(49,224)	(496,839)
Other comprehensive loss before reclassifications (net of tax)	(199,467)	—	(199,467)
Amounts reclassified from accumulated other comprehensive income, (net of tax) (b)	(17,462)	—	(17,462)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,345	1,345
Balance, December 31, 2022	(664,544)	(47,879)	(712,423)
Other comprehensive income before reclassifications (net of tax)	14,293	—	14,293
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,528	1,528
Balance, end of period	$(650,251)	$(46,351)	$(696,602)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Net Gain on Securities Transactions ($24,000) and Provision for Income Taxes ($6,538).

Note 10- Provision for (Benefit from) Income Taxes

Income tax benefit was $31,000 for the nine months ended March 31, 2024, a decrease of $297,000, as compared to income tax expense of $266,000 for the nine months ended March 31, 2023. The decrease in income tax expense was primarily the result of a decrease in income (loss) before income taxes of $1.3 million which was offset by a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the nine months ended March 31, 2024. A summary of income tax expense (benefit) compared to the federal income tax statutory rate is set forth below.

	2024	2023
At Federal statutory rate at 21%	$(63,736)	$303,375
Adjustments resulting from:
Wisconsin change in tax law	112,058	-
Earnings on bank owned life insurance	(38,699)	(92,506)
State tax, net of federal benefit	-	63,075
Other	(40,297)	(7,550)
Provision for (Benefit from) Income Taxes	$(30,674)	$266,394

Note 11- Minimum Regulatory Capital Requirements

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of March 31, 2024 and June 30, 2023.

As of March 31, 2024 and June 30, 2023, management believes the Bank has met all capital adequacy requirements to which it is subject. As of March 31, 2024 and June 30, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

March 31, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,240	12.71%	$18,404	>	8.0%	$20,705	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,030	12.02%	$19,321	>	8.0%	$21,736	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At March 31, 2024, the Bank’s net worth was $28,777,334 and general loan loss reserve was $1,769,585 totaling 13.42% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2023, the Bank’s net worth was $28,246,139 and general loan loss reserve was $2,158,590, totaling 12.67% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 12 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $23,418 (upon the release of 2,622 shares) and $29,639 (upon the release of 2,622 shares) of compensation expense related to this plan for the nine months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there were 76,035 shares not yet released having an aggregate market value of approximately $729,176. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 13 - Stock Based Compensation

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

Stock option expense amortized to expense for the nine months ended March 31, 2024 and 2023 was $48,787 and $32,741, respectively. At March 31, 2024, total unrecognized compensation expense related to stock options was

$229,242, and will be amortized to expense over a period of 3.75 years. As of March 31, 2024, there were 4,368 stock option awards available for future awards under this plan.

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

A summary of stock option activity and related information for the three and nine months ended March 31, 2024 was as follows.

Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2023	104,877	$10.31	9.33	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2023	104,877	10.31	9.08	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2023	104,877	10.31	8.84	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, March 31, 2024	104,877	10.31	8.59	—

Exercisable, March 31, 2024	28,841	$10.70	8.44	$10,383

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). Restricted stock expense was $70,538 and $62,179 for the nine months ended March 31, 2024 and 2023, respectively. At March 31, 2024, future compensation expense related to non-vested restricted stock outstanding was $314,950 which will be amortized over a remaining period of 3.75 years. As of March 31, 2024, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the three and nine months ended March 31, 2024, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2023	35,981	$10.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2023	35,981	10.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2023	35,981	10.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2024	35,981	$10.77

Note 14- Commitments and Contingencies

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

As of March 31, 2024 and June 30, 2023, the following financial instruments were outstanding where contract amounts represent credit risk:

	March 31, 2024	June 30, 2023
Commitments to grant loans	$689,200	$407,904
Unused commitments under lines of credit	4,119,388	4,718,652
MPF credit enhancements	634,983	625,701

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of

March 31, 2024, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 15- Fair Value of Assets and Liabilities

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and June 30, 2023:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Available for sale debt securities
States and municipalities	$900,474	$—	$900,474	$—
Mortgage-backed	1,416,386	—	1,416,386	—
Corporate bonds	4,602,180	—	3,142,180	1,460,000
Total assets	$6,919,040	$—	$5,459,040	$1,460,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Available for sale debt securities
States and municipalities	$888,072	$—	$888,072	$—
Mortgage-backed	1,847,014	—	1,847,014	—
Corporate bonds	6,186,629	—	4,606,629	1,580,000
Total assets	$8,921,715	$—	$7,341,715	$1,580,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2024 and June 30, 2023. This security was purchased during the three months ended September 30, 2021 and was reclassified to Level 3 during the three months ended December 31, 2021 because of the lack of observable market data for this investment. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Nine Months	Nine Months
	Ended March 31,	Ended March 31,
	2024	2023
Balance at June 30,	$1,580,000	$1,900,000

Unrealized losses included in other comprehensive loss	(120,000)	(60,000)

Balance at September 30,	1,460,000	1,840,000

Unrealized losses included in other comprehensive loss	—	(240,000)

Balance at December 31,	1,460,000	1,600,000

Unrealized gains included in other comprehensive income	—	20,000

Balance at March 31,	$1,460,000	$1,620,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	Unaudited
	March 31,	June 30,	Valuation	Unobservable	Range
	2024	2023	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$1,397,460	$2,312,240	Collateral valuation	Discount from market value	2024: 7%-31%
					2023: 10%-75%

During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded during the three and nine months ended March 31, 2024.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	March 31, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,637,108	$2,637,108	$2,272,088	$2,272,088
Federal funds sold	5,445,000	5,445,000	9,503,000	9,503,000
Interest bearing deposits in other financial institutions	419,154	419,154	3,762,139	3,762,139
Available for sale debt securities	6,919,040	6,919,040	8,921,715	8,921,715
Held to maturity debt securities	511,024	386,037	516,089	378,046
Loans, net	191,925,385	178,912,000	197,713,756	177,582,000
Investment in restricted stock	1,329,413	1,329,143	770,273	770,273
Interest receivable	594,427	594,427	612,724	612,724
Financial Liabilities
Deposits	$169,680,590	$153,605,000	$197,254,306	$179,325,000
Federal Home Loan Bank (FHLB) advances	23,000,000	23,000,000	8,000,000	8,000,000
Accrued interest payable	479,425	479,425	74,580	74,580

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

The estimated fair value of fee income on letters of credit at March 31, 2024 and June 30, 2023 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2024 and June 30, 2023.

Note 16- Revenue Recognition

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

Provision for (Benefit from) Income Taxes. Our income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

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

The allowance for credit losses (“ACL”) at March 31, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total Assets. Total assets decreased $13.0 million, or 5.4%, to $225.8 million at March 31, 2024 from $238.8 million at June 30, 2023. The decrease was primarily due to a decrease of $3.7 million, or 31.4%, in cash and cash equivalents, a decrease in net loans of $5.8 million, or 2.9%, a decrease in interest bearing deposits held in other financial institutions of $3.3 million, or 88.9%, a decrease in debt securities available for sale of $2.0 million, or 22.4% and finally, a decrease in foreclosed assets, net of $914,780, or 39.6%. These decreases were partially offset by an increase in premises and equipment of $2.0 million. The increase in premises and equipment was associated with the Bank’s new branch in Brookfield, Wisconsin which opened on January 22, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.7 million, or 31.4%, to $8.1 million at March 31, 2024 from $11.8 million at June 30, 2023, primarily due to a decrease in total deposits of $27.6 million offset by an increase in FHLB borrowings of $15.0 million, a decrease in net loans of $5.8 million, and a decrease in interest bearing deposits held in other financial institutions of $3.3 million. The Bank also purchased a building for $1.6 million for a future new branch location.

Debt Securities Available for Sale. Total debt securities available for sale decreased $2.0 million, or 22.4%, to $6.9 million at March 31, 2024 from $8.9 million at June 30, 2023. The decrease was primarily due to the call of $1.5 million in corporate bonds. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Loans. Gross loans decreased $6.2 million, or 3.1%, to $193.7 million at March 31, 2024 from $199.9 million at June 30, 2023. The decrease was primarily due to a decrease in all categories of loans with the exception of multi-family real estate loans which increased by $1.1 million, or 2.6%, to $45.3 million at March 31, 2024 from $44.2 million at June 30, 2023. Consumer loans decreased by $1.3 million, or 44.3%, primarily due to the payoff of a consumer loan which was secured by a $650,000 certificate of deposit account. The decrease in construction loans was primarily due to two construction loans totaling $613,000 which were converted to permanent financings. The remaining categories of loan decreases (commercial real estate, commercial and industrial and one-to-four-family residential) were primarily due to repayments exceeding new loan growth.

Foreclosed Assets. Foreclosed assets, net decreased by $914,780, or 39.6%. During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded during the three and nine months ended March 31, 2024. The Bank is pursuing legal remedies against the previous owner of the property.

Deposits. Total deposits decreased $27.6 million, or 14.0%, to $169.7 million at March 31, 2024 from $197.3 million at June 30, 2023. All categories of deposits decreased when comparing March 31, 2024 to June 30, 2023 with certificates of deposit decreasing the most by $17.7 million, or 21.1%. The decrease in all deposit categories was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. Finally, we had a $4.2 million brokered certificate of deposit that matured in March 2024 and a $4.5 million brokered certificate of deposit that matured at the end of September 2023. Brokered certificates of deposit totaled $13.4 million and $22.2 million at March 31, 2024 and June 30, 2023, respectively.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased $15.0 million to $23.0 million at March 31, 2024 compared to $8.0 million in FHLB advances at June 30, 2023 to provide additional funding associated with the decrease in deposits and the acquisition of a building for a future new branch location. We were able to obtain more favorable borrowing rates from the FHLB than the rates that customers were requesting for certificates of deposit.

Stockholders’ Equity. Total stockholders’ equity remained virtually unchanged when comparing March 31, 2024 with June 30, 2023 with stockholders’ equity totaling $31.3 million at both dates.

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

	For the Three Months Ended March 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$192,647	$2,135	4.53%	$197,128	$2,066	4.32%
Debt securities	7,581	50	2.68%	9,982	60	2.46%
Cash and cash equivalents	7,962	113	5.83%	13,733	152	4.57%
Other	1,224	23	7.77%	770	9	4.83%
Total interest-earning assets	209,414	2,321	4.53%	221,613	2,287	4.25%
Noninterest-earning assets	21,223			15,259
Total assets	$230,637			$236,872
Interest-bearing liabilities:
Demand, NOW and money market deposits	$42,242	149	1.43%	$51,599	126	0.99%
Savings deposits	39,749	14	0.14%	44,453	15	0.14%
Certificates of deposit	69,883	541	3.15%	84,436	490	2.37%
Total interest-bearing deposits	151,874	704	1.88%	180,488	631	1.42%
FHLB advances and other borrowings	21,671	212	3.99%	807	6	3.05%
Total interest-bearing liabilities	173,545	916	2.14%	181,295	637	1.43%
Non-interest bearing demand deposits	25,188			25,366
Other non-interest bearing liabilities	2,045			1,757
Total liabilities	200,778			208,418
Total stockholders' equity	29,859			28,454
Total liabilities and stockholders' equity	$230,637			$236,872
Net interest income		$1,405			$1,650
Net interest rate spread (2)			2.39%			2.82%
Net interest-earning assets (3)	$35,869			$40,318
Net interest margin (4)			2.73%			3.06%
Average interest-earning assets to interest-bearing liabilities	120.67%			122.24%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended March 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$195,099	$6,506	4.46%	$193,740	$5,999	4.15%
Debt securities	8,555	165	2.58%	10,427	190	2.43%
Cash and cash equivalents	10,330	407	5.28%	13,755	354	3.44%
Other	1,019	51	6.72%	632	16	3.39%
Total interest-earning assets	215,003	7,129	4.44%	218,554	6,559	4.02%
Noninterest-earning assets	20,190			14,815
Total assets	$235,193			$233,369
Interest-bearing liabilities:
Demand, NOW and money market deposits	$44,746	460	1.37%	$55,500	360	0.87%
Savings deposits	40,377	43	0.14%	44,931	46	0.14%
Certificates of deposit	77,817	1,723	2.96%	75,349	1,055	1.87%
Total interest-bearing deposits	162,940	2,226	1.82%	175,780	1,461	1.11%
FHLB advances and other borrowings	15,929	449	3.77%	1,808	45	3.33%
Total interest-bearing liabilities	178,869	2,675	2.00%	177,588	1,506	1.13%
Non-interest-bearing demand deposits	24,779			25,918
Other non-interest-bearing liabilities	2,038			1,709
Total liabilities	205,686			205,215
Total stockholders' equity	29,507			28,154
Total liabilities and stockholders' equity	$235,193			$233,369
Net interest income		$4,454			$5,053
Net interest rate spread (2)			2.44%			2.89%
Net interest-earning assets (3)	$36,134			$40,966
Net interest margin (4)			2.77%			3.09%
Average interest-earning assets to interest-bearing liabilities	120.20%			123.07%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$(49)	$118	$69	$42	$465	$507
Debt securities	(15)	5	(10)	(35)	10	(25)
Cash and cash equivalents	(66)	27	(39)	(89)	142	53
Other	6	8	14	10	25	35
Total interest-earning assets	(124)	158	34	(72)	642	570
Interest-bearing liabilities:
Demand, NOW and money market deposits	(23)	46	23	(70)	170	100
Savings deposits	(2)	1	(1)	(5)	2	(3)
Certificates of deposit	(86)	137	51	36	632	668
Total interest-bearing deposits	(111)	184	73	(39)	804	765
FHLB advances and other borrowings	159	47	206	353	51	404
Total interest-bearing liabilities	48	231	279	314	855	1,169
Change in net interest income	$(172)	$(73)	$(245)	$(386)	$(213)	$(599)

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net loss was $631,000 for the three months ended March 31, 2024, a decrease of $997,000, or 272.6%, from net income of $366,000 for the three months ended March 31, 2023. The decrease in net income for the three months ended March 31, 2024 was primarily attributable to an increase in expenses associated with foreclosed assets, net of $970,000, a decrease of $245,000 in net-interest income and a decrease in non-interest income of $112,000 offset by a recovery of credit losses of $122,000. Also, offsetting the net loss was the provision for (benefit from) income taxes which decreased by $261,000, from a provision for income taxes of $58,000 for the three months ended March 31, 2023 to a benefit from income taxes of $203,000 for the three months ended March 31, 2024.

Interest Income. Interest income increased by $35,000, or 1.5%, to $2.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in loan interest income of $70,000 offset by a decrease in other interest income of $26,000.

Loan interest income increased by $70,000, or 3.4%, to $2.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to an increase in the average yield on loans offset by a decrease in the average balance of the loan portfolio. The average yield on the loan portfolio increased by 21 basis points from 4.32% for the three months ended March 31, 2023 to 4.53% for the three months ended March 31, 2024 as a result of rising interest rates. The average balance of the loan portfolio decreased by $4.5 million, or 2.3%, from $197.1 million for the three months ended March 31, 2023 to $192.6 million for the three months ended March 31, 2024.

Interest Expense. Interest expense increased $279,000, or 43.9%, to $916,000 for the three months ended March 31, 2024 from $637,000 for the three months ended March 31, 2023, due to an increase of $73,000 in interest paid on deposits and an increase of $206,000 in interest paid on borrowings.

Interest expense on deposits increased $73,000, or 11.6%, to $704,000 for the three months ended March 31, 2024 from $631,000 for the three months ended March 31, 2023 due to an increase in the average rate paid on all deposit categories except savings deposits. The increase in the average rate paid on all deposit categories except savings deposits was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with those competitors are offering. The increase in interest expense related to the increase in the average rate paid on deposits was offset by a decrease in the average balances of all deposit categories. All categories of deposit average balances decreased when comparing the three months ended March 31, 2024 with the three months ended March 31, 2023. Average balances of certificates of deposit decreased the most by $14.6 million, or 17.2%. Average balances of demand, NOW and money market accounts also decreased by $9.4 million, or 18.1%. The decrease in the average balances of all deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. Finally, we had a $4.2 million brokered certificate of deposit that matured in March 2024 and a $4.5 million brokered certificate of deposit that matured at the end of September 2023.

Interest paid on FHLB borrowings increased $206,000, from $6,000 for the three months ended March 31, 2023 to $212,000 for the three months ended March 31, 2024. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $20.9 million and an increase in the average rate paid on borrowings of 94 basis points from 3.05% for the three months ended March 31, 2023 to 3.99% for the three months ended March 31, 2024. We were able to obtain more favorable borrowing rates from the FHLB than the rates that customers were requesting for certificates of deposit while also improving liquidity.

Net Interest Income. Net interest income decreased by $245,000, or 14.9%, to $1.4 million for the three months ended March 31, 2024 from $1.6 million for the three months ended March 31, 2023. Net interest-earning assets decreased by $4.5 million, or 11.0%, to $35.9 million for the three months ended March 31, 2024 from $40.3 million for the three months ended March 31, 2023. Net interest rate spread decreased by 43 basis points to 2.39% for the three months ended March 31, 2024 from 2.82% for the three months ended March 31, 2023, reflecting a 71 basis points increase in the average rate paid on interest-bearing liabilities which was offset by a 28 basis points increase in the average yield on interest-earning assets. The net interest margin decreased by 33 basis points to 2.73% for the three months ended March 31, 2024 from 3.06% for the three months ended March 31, 2023. The increase in the average yield on interest earning assets for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in the average yield of all interest-earning asset categories related to the increase in market interest rates over the past year. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $122,000 for the three months ended March 31, 2024 compared to no provision for credit losses for the three months ended March 31, 2023. The recovery was related to an improvement in current and projected future economic conditions in our market area and the decline in the overall loan portfolio. We anticipate low unemployment and that the housing price index (HPI) will improve over the next two years due to continued high demand and the low inventory of residential real estate. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.8 million, or 0.91%, of loans outstanding at March 31, 2024 and $2.1 million, or 1.01%, of loans outstanding at March 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$29	$33	$(4)	(12.1)%
Mortgage banking	49	72	(23)	(31.9)%
Increase in cash surrender value of BOLI	63	60	3	5.0%
Gain on proceeds from life insurance death benefit	—	88	(88)	(100.0)%
Other	6	6	—	—%
Total non-interest income	$147	$259	$(112)	(43.2)%

Non-interest income decreased by $112,000 to $147,000 for the three months ended March 31, 2024 from $259,000 for the three months ended March 31, 2023 due primarily to a gain on proceeds from life insurance death benefit of $88,000 for the three months ended March 31, 2023 compared to no gains for the three months ended March 31, 2024. Mortgage banking income also decreased by $23,000 primarily due to higher mortgage rates which led to less loan originations.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$804	$833	$(29)	(3.5)%
Occupancy and equipment	240	208	32	15.4%
Data processing and office	122	111	11	9.9%
Professional fees	172	160	12	7.5%
Marketing expenses	15	18	(3)	(16.7)%
Foreclosed assets, net	970	—	970	100.0%
Other	185	155	30	19.4%
Total non-interest expenses	$2,508	$1,485	$1,023	68.9%

Non-interest expenses were $2.5 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023. The increase was primarily related to an increase in expenses associated with foreclosed assets, net, of $970,000. The increase in expenses associated with foreclosed assets, net was primarily related to the recording of a valuation allowance of $937,000 during the three months ended March 31, 2024 associated with a new appraisal obtained on the Company’s only foreclosed asset. For further information, please see Comparison of Financial Condition at March 31, 2024 and June 30, 2023- Foreclosed Assets above.

Provision for (Benefit from) Income Taxes. Income tax benefit was $203,000 for the three months ended March 31, 2024, a decrease of $261,000, as compared to income tax expense of $58,000 for the three months ended March 31, 2023. The decrease in income tax expense was primarily due to a change in the Company’s income before income taxes and a change in the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2024 and 2023 was 24.3% and 13.7%, respectively. The effective tax rate increased during the three months ended March 31, 2024 as compared to the prior year period because the gain on life insurance proceeds was not subject to income taxes for the three months ended March 31, 2023.

Comparison of Operating Results for the Nine Months Ended March 31, 2024 and 2023

General. Net loss was $273,000 for the nine months ended March 31, 2024, a decrease of $1.5 million, or 123.2%, from net income of $1.2 million for the nine months ended March 31, 2023. The decrease in net income (loss) for the nine months ended March 31, 2024 was primarily attributable to an increase in expenses associated with foreclosed assets, net of $1.0 million, a decrease of $599,000 in net-interest income, and a decrease of $261,000 in non-interest income. These changes were partially offset by a recovery of loan losses of $216,000 and a decrease in the provision for income taxes of $297,000.

Interest Income. Interest income increased by $569,000, or 8.7%, to $7.1 million for the nine months ended March 31, 2024 compared to $6.6 million for the nine months ended March 31, 2023 primarily due to increases in loan interest income and other interest income (cash and cash equivalents and other). The increase in other interest income of $88,000 was primarily due to an increase in the average yield of 184 basis points on our cash and cash equivalents due to the increases in the federal funds rate which was offset by a decrease in the average balance of cash and cash equivalents of $3.4 million when comparing the nine months ended March 31, 2024 with the nine months ended March 31, 2023.

Loan interest income increased by $507,000, or 8.5%, to $6.5 million for the nine months ended March 31, 2024 from $6.0 million for the nine months ended March 31, 2023, due to a slight increase in the average balance of the loan portfolio and an increase in the average yield on loans. The average balance of the loan portfolio increased by $1.4 million, or 0.70%, from $193.7 million for the nine months ended March 31, 2023 to $195.1 million for the nine months ended March 31, 2024. The average yield on the loan portfolio increased by 31 basis points from 4.15% for the nine months ended March 31, 2023 to 4.46% for the nine months ended March 31, 2024 as a result of rising interest rates.

Interest Expense. Interest expense increased $1.2 million, or 77.5%, to $2.7 million for the nine months ended March 31, 2024 from $1.5 million for the nine months ended March 31, 2023, due to an increase of $764,000 in interest paid on deposits and an increase of $404,000 in interest paid on borrowings.

Interest expense on deposits increased $764,000, or 52.3%, to $2.2 million for the nine months ended March 31, 2024 from $1.5 million for the nine months ended March 31, 2023 due to an increase in interest expense on all deposit categories except savings deposits as a result of the increase in average rates. The average rate paid on demand, NOW and money market accounts and certificates of deposit increased with the average rate paid on demand, NOW and money market accounts increasing by 50 basis points and the average rate paid on certificates of deposit increasing 109 basis points. The increase in the average rate paid on all deposit categories was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank. The average balance of certificates of deposit increased slightly by $2.5 million, or 3.3%, from $75.3 million for the nine months ended March 31, 2023 to $77.8 million for the nine months ended March 31, 2024. The average balance of interest-bearing demand, NOW and money market and savings accounts decreased by $10.8 million and $4.6 million, respectively. The increase in the average balance of certificates of deposit accounts was due to offering higher rate deposit products during the nine months ended March 31, 2024 offset by the maturity of two brokered certificates of deposit totaling $8.7 million during the nine months ended March 31, 2024. The decrease in the average balance of interest-bearing demand, NOW, money market and savings deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates.

Interest paid on FHLB borrowings increased $404,000, from $45,000 for the nine months ended March 31, 2023 to $449,000 for the nine months ended March 31, 2024. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $14.1 million and an increase in the average rate paid on borrowings of 44 basis points from 3.33% for the nine months ended March 31, 2023 to 3.77% for the nine months ended March 31, 2024. We were able to obtain more favorable borrowing rates from the FHLB than the rates that customers were requesting for certificates of deposits while also improving liquidity.

Net Interest Income. Net interest income decreased by $599,000, or 11.9%, to $4.5 million for the nine months ended March 31, 2024 from $5.1 million for the nine months ended March 31, 2023. Net interest-earning assets decreased by $4.8 million, or 11.8%, to $36.1 million for the nine months ended March 31, 2024 from $41.0 million for the nine months ended March 31, 2023. Net interest rate spread decreased by 45 basis points to 2.44% for the nine months ended March 31, 2024 from 2.89% for the nine months ended March 31, 2023, reflecting a 87 basis points increase in the average rate paid on interest-bearing liabilities offset by a 42 basis points increase in the average yield on interest-earning assets. The net interest margin decreased 32 basis points to 2.77% for the nine months ended March 31, 2024 from 3.09% for the nine months ended March 31, 2023. The increase in the average yield on interest earning assets for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was primarily due to an increase in market interest rates. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories to maintain customers and keep the rates in line with what the competitors were offering and to attract new funds to the Bank.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $216,000 for the nine months ended March 31, 2024 compared to no provision for credit losses for the nine months ended March 31, 2023, respectively. The recovery was related to an improvement in the current and projected future economic conditions in our market area and the decline in the overall loan portfolio. We anticipate low unemployment and that the housing price index (HPI) will improve over the next two years due to continued high demand and the low inventory of residential real estate. These predictions align with the Bank’s historic charge-off history over the past 8-10 years. The allowance for credit losses was $1.8 million, or 0.91%, of loans outstanding at March 31, 2024 and $2.1 million, or 1.01%, of loans outstanding at March 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$93	$118	$(25)	(21.2)%
Mortgage banking	255	209	46	22.01%
Increase in cash surrender value of BOLI	184	179	5	2.8%
Net gain on securities transactions	—	24	(24)	(100.0)%
Gain on proceeds from life insurance death benefit	—	261	(261)	(100.0)%
Other	20	22	(2)	(9.1)%
Total non-interest income	$552	$813	$(261)	(32.1)%

Non-interest income decreased by $261,000 to $552,000 for the nine months ended March 31, 2024 from $813,000 for the nine months ended March 31, 2023 due primarily to a gain on proceeds from a life insurance death benefit and net gain on securities transactions of $261,000 and $24,000, respectively, being recognized during the nine months ended March 31, 2023 compared to no such amounts being recognized during the nine months ended March 31, 2024. These decreases were partially offset by an increase in mortgage banking income of $46,000. The increase in mortgage banking income (consisting primarily of sales of fixed-rate one- to four-family residential real estate loans) increased as we sold $4.4 million of mortgage loans into the secondary market during the nine months ended March 31, 2024 compared to $2.1 million of such sales during the nine months ended March 31, 2023 as well as an increase in the mortgage servicing fees we receive.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,338	$2,496	$(158)	(6.3)%
Occupancy and equipment	622	557	65	11.7%
Data processing and office	338	297	41	13.8%
Professional fees	560	534	26	4.9%
Marketing expenses	55	70	(15)	(21.4)%
Foreclosed assets, net	1,007	—	1,007	100.0%
Other	605	468	137	29.3%
Total non-interest expenses	$5,525	$4,422	$1,103	24.9%

Non-interest expenses were $5.5 million for the nine months ended March 31, 2024 compared to $4.4 million for the nine months ended March 31, 2023. The increase was related to an increase in expenses associated with foreclosed assets, net, of $1.0 million and minor increases in the majority of other expense accounts which were offset by a decrease of $158,000 in salaries and employee benefits when comparing the two periods. The increase in expenses associated with foreclosed assets, net was primarily related to the recording of a valuation allowance of $937,000 during the nine months ended March 31, 2024 associated with a new appraisal obtained on the Company’s only foreclosed asset. For further information, please see Comparison of Financial Condition at March 31, 2024 and June 30, 2023- Foreclosed Assets above. The increase in other expenses was primarily related to an increase in FDIC premiums and to a lesser extent, check fraud losses. The decrease in salaries and employee benefits was primarily related to the prior year period including a bonus accrual compared to no bonus accrual for the current nine month period.

Provision for (Recovery from) Income Taxes. Income tax benefit was $31,000 for the nine months ended March 31, 2024, a decrease of $297,000, as compared to income tax expense of $266,000 for the nine months ended March 31, 2023. The decrease in income tax expense was primarily the result of a decrease in income before income taxes of $1.7 million which was offset by a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the nine months ended March 31, 2024.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At March 31, 2024				At June 30, 2023
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

	(In thousands)
Real estate loans:
One- to- four-family residential	$—	$68	$—	$—	$27	$—	$—	$—
Multifamily	—	—	—	56	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	16	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$—	$68	$—	$56	$43	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At March 31,	At June 30,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	56	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	56	—
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	1,397	2,312
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	1,397	2,312
Total non-performing assets	$1,453	$2,312
Total non-performing loans to total loans	0.03%	—%
Total non-performing loans to total assets	0.02%	—%
Total non-performing assets to total assets	0.64%	0.97%

Non-performing assets includes other real estate owned of $1.4 million and $2.3 million, at March 31, 2024 and June 30, 2023, respectively. During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded during the three and nine months ended March 31, 2024. Non-performing assets also includes a multi-family real estate loan for $56,000 which was returned to accrual status in April 2024 upon renewal of the matured loan.

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

On the basis of our review of our loans, our classified and special mention or watch loans at the dates indicated were as follows:

	At March 31,	At June 30,
	2024	2023

(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention/Watch	$—	$—

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

The allowance for credit losses (“ACL”) at March 31, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,891	$2,059	$2,159	$2,195
Implementation of CECL (notes 1 and 4)	—	—	(175)	—
Provision for (recovery of) credit losses	(122)	—	(216)	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	(137)
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	(137)
Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	1	1	2	2
Total recoveries	1	1	2	2
Net (charge-offs) recoveries	1	1	2	(135)
Allowance at end of period	$1,770	$2,060	$1,770	$2,060
Allowance to non-performing loans	3,160.71%	—%	—%	—%
Allowance to total loans outstanding at the end of the period	0.91%	1.01%	0.91%	1.01%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	(0.07)%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	—%	(0.07)%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	(0.07)%

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

	At March 31, 2024			At June 30, 2023

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$303	17.1%	42.3%	$1,196	55.4%	42.3%
Commercial and industrial	18	1.0%	2.8%	18	0.8%	3.4%
Construction	5	0.3%	0.7%	6	0.3%	1.0%
One-to-four-family residential	1,253	70.8%	30.0%	207	9.6%	29.8%
Multi-family real estate	186	10.5%	23.4%	365	16.9%	22.1%
Consumer	5	0.3%	0.8%	2	0.1%	1.4%
Unallocated	—	—%	—	365	16.9%	—%
Total	$1,770	100%	100%	$2,159	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2024, we had a $82.0 million line of credit with the Federal Home Loan Bank of Chicago, which had $23.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. At March 31, 2024, the Bank did not borrow any additional funds from the Federal Reserve or from the correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $188,000 and $1.3 million of cash provided by operating activities for the nine months ended March 31, 2024 and 2023, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $8.7 million provided by investing activities compared to $16.9 million used in investing activities for the nine months ended March 31, 2024 and 2023, respectively. Net cash (used in) provided by financing activities, consisting of activity in deposit accounts and borrowings, was $12.6 million used in financing activities compared to $16.6 million being provided by financing activities for the nine months ended March 31, 2024 and 2023, respectively.

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

At March 31, 2024, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 10-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2024, we had outstanding commitments to originate loans of $4.8 million, and $1.2 million in outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from March 31, 2024 totaled $44.3 million, which include $4.4 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of March 31, 2024.

We identified a material weakness in our controls over accounting that occurred beginning in the fourth quarter of fiscal year 2021 through the third quarter of fiscal year 2024 relating to special provisions in the tax laws regarding a Bank’s allowable tax bad debt deductions and related tax bad debt reserves as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

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

We have implemented remediation efforts during the three months ended March 31, 2024 to address the material weakness in our internal control over financial reporting. These remediation efforts include a robust review of all current and previous income tax laws impacting the Company including the preparation of a detailed checklist governing income taxes for financial institutions. Management believes that the new procedures and controls will provide an appropriate remediation of the material weakness; however, the effectiveness of the controls have not been fully tested by management. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time (two fiscal quarters) and independently validated by management.

Internal Control over Financial Reporting

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of March 31, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. No repurchases were made during the three months ended March 31, 2024. All shares of common stock repurchased will be retired.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the third fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: May 13, 2024	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)