Form 10-K
period 2024-06-30
Marathon Bancorp, Inc. /MD/
filed 2024-09-26
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2023 was $13,809,722.

As of September 25, 2024, there were 2,135,412 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2024 Annual Meeting of Shareholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

June 30, 2024

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

●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;

●political instability or civil unrest;

●acts of war or terrorism or pandemics such as the recent COVID-19 pandemic;

●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	our inability to sell our foreclosed assets, net at an amount equal to or greater than the carrying amount.

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

Our cash flow depends on earnings from the investment of the net proceeds we retained, and any dividends received from Marathon Bank. Currently, Marathon Bancorp does not own nor lease any property, but instead uses the premises, equipment and furniture of Marathon Bank. At the present time, we employ only persons who are officers of Marathon Bank to serve as officers of Marathon Bancorp. We also use the support staff of Marathon Bank from time to time. These persons are not separately compensated by Marathon Bancorp. Marathon Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future. The directors of Marathon Bancorp consist of the current directors of Marathon Bank.

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

BUSINESS OF MARATHON BANK

General

Marathon Bank is a Wisconsin-chartered savings bank headquartered in Wausau, Wisconsin. The Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the WDFI. Founded in 1902, we conduct our business from our main office and four branch offices, which are located in Marathon and Ozaukee Counties, Wisconsin. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader and includes select businesses and customers in Southeastern Wisconsin. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

From our founding until 2014, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In February 2014, we hired our current president and chief executive officer, Nicholas W. Zillges, and since this time we have strengthened and modernized our operations through upgrades to our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Zillges, we have developed a commercial real estate lending infrastructure, with a particular focus on expanding into Southeastern Wisconsin, including the Milwaukee metropolitan area, to diversify our balance sheet, which included reducing our investment portfolio and using those funds to grow our commercial loan portfolio. As part of our effort to expand into Southeastern Wisconsin, in 2018 we opened a new branch in Mequon, Wisconsin and in 2024 a new branch in Brookfield, Wisconsin. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits. While we have developed our commercial real estate platform in recent years, we also remain committed to our local community and intend to continue to be a significant one- to four-family residential mortgage lender in our market areas.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial and multifamily real estate loans, one- to four-family residential real estate loans and, to a lesser extent, commercial and industrial loans, construction loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating more commercial real estate and multifamily real estate loans in an effort to further increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate debt securities and U.S. government and agency securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Chicago, to fund our operations as necessary.

At June 30, 2024, we had total consolidated assets of $219.2 million, total deposits of $173.0 million and total stockholders’ equity of $31.3 million. Our executive office is located at 500 Scott Street, Wausau, Wisconsin 53226, and our telephone number at this address is (715) 845-7331. Our website address is www.marathonbank.com. Information on our website is not and should not be considered a part of this Form 10-K.

Market Area

We conduct our business from our main office and four branch offices, which are located in Marathon and Ozaukee Counties, Wisconsin. Our primary market area is broadly defined as the Wausau, Wisconsin metropolitan area, including Marathon and Ozaukee Counties. In recent years, we have expanded our operations into Southeastern Wisconsin, primarily Milwaukee and Waukesha counties. We expect further growth in the Southeastern Wisconsin market area, including the Milwaukee metropolitan area. The following discusses the demographics of the counties in which we operate.

Marathon County’s total population for 2024 is estimated at 139,269, approximately 3.88% growth since 2010. A relatively high percentage of Marathon County’s non-farm, non-government workforce is in the education, healthcare and manufacturing sectors, estimated at over 35% of the labor force. Other significant employer industries in the county include wholesale/retail trade, finance/insurance/real estate and leisure and hospitality. Median household income for 2024 in Marathon County is estimated to be $73,248.

Ozaukee County’s total population for 2024 is estimated at 93,889, approximately 8.71% growth since 2010. Manufacturing, education and healthcare represent over 37% of the labor force. Other significant employer industries in Ozaukee County include retail trade and services, construction and leisure and hospitality. Median household income for 2024 in Ozaukee County is estimated to be $92,258.

Milwaukee County’s total population for 2024 is estimated at 914,332, an approximately 3.52% decrease since 2010. Milwaukee County’s most significant employers are in the manufacturing, education, healthcare, retail trade and finance/insurance/real estate industries. Median household income for 2024 in Milwaukee County is estimated to be $59,319.

Waukesha County’s total population for 2024 is estimated at 419,909, approximately 6.37% growth since 2010. The most significant employers in Waukesha county are in the manufacturing, education, health care, wholesale/retail trade, services, finance/insurance/real estate, leisure and hospitality and construction industries. Waukesha County has the highest median household income of any of Marathon Bank’s market area counties, estimated to be $101,639 for 2024.

Unemployment rates as of June 30, 2024 and June 30, 2023 are set forth in the following table.

Region	June 2024	June 2023
United States	4.1%	3.6%
Wisconsin	2.9%	2.5%
Marathon County	3.0%	3.2%
Ozaukee County	2.9%	3.1%
Milwaukee County	4.3%	4.3%
Waukesha County	3.0%	3.1%

Major employers in Marathon Bank’s market area are United Health Group, United Medical Resources, Aspirus, Aurora Health Care, Ascension-Wisconsin, GE Healthcare Technologies, Kroger Co., Kohl’s, Northwestern Mutual and Concordia University, Wisconsin.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2023 (the most recent date for which data is available), our market share of deposits represented 3.63% of FDIC-insured deposits in Marathon County, ranking us ninth in market share of deposits out of 17 institutions operating in the county. In addition, as of that date, our market share of deposits represented 1.09% of FDIC-insured deposits in Ozaukee County, ranking us 12th in market share of deposits out of 14 institutions operating in the county. Also, in fiscal year 2024, we opened a branch in Waukesha County. The June 30, 2024 market share of deposits data is not available yet.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate
One- to four-family residential real estate	$57,808	31.2%	$59,563	29.8%
Multi-family	45,088	24.3%	44,184	22.1%
Commercial	74,316	40.1%	84,581	42.3%
Construction	1,313	0.7%	1,905	1.0%
Commercial and industrial	5,158	2.8%	6,878	3.4%
Consumer	1,609	0.9%	2,825	1.4%
Total loans	185,292	100.0%	199,936	100.0%
Less:
Deferred loan fees	47		63
Allowance for losses	1,797		2,159
Total loans, net	$183,448		$197,714

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ. Excludes loans held for sale.

				One- to Four-
	Commercial	Commercial		Family
	Real Estate	and Industrial	Construction	Residential

	(In thousands)
Amounts due in:
One year or less	$7,195	$99	$—	$682
More than one to five years	66,464	3,994	1,313	18,208
More than five to 15 years	657	1,065	—	3,424
More than 15 years	—	—	—	35,494
Total	$74,316	$5,158	$1,313	$57,808

	Multifamily
	Real Estate	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$3,067	$585	$11,628
More than one to five years	40,550	1,022	131,551
More than five to 15 years	1,471	—	6,617
More than 15 years	—	2	35,496
Total	$45,088	$1,609	$185,292

The following table sets forth our fixed and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2025. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$18,984	$38,142	$57,126
Multifamily	37,149	4,872	42,021
Commercial	65,843	1,277	67,120
Construction	1,313	—	1,313
Commercial and industrial loans	5,052	7	5,059
Consumer	386	639	1,025
Total loans	$128,727	$44,937	$173,664

Commercial Real Estate Lending. Consistent with our strategy to grow our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At June 30, 2024, we had $74.3 million in commercial real estate loans, representing 40.1% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and other special purpose commercial properties, primarily in Southeastern Wisconsin. At June 30, 2024, $67.1 million of our commercial real estate portfolio was secured by non-owner-occupied commercial real estate.

Our commercial real estate loans generally are fixed rate, have initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of cost or appraised value of the property securing the loan.

At June 30, 2024, the average loan size of our commercial real estate loans was $774,000, and the largest of such loans was a $3.3 million loan secured by a commercial retail rental property. This loan was performing in accordance with its repayment terms at June 30, 2024.

The following table presents the commercial real estate portfolio by industry sector at June 30, 2024.

	Loans by Industry Sector
	At June 30,	Percentage of
	2024	Total

	(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,278%	1.72
Warehouse	1,041	1.40
Retail	692	0.93
Accommodation and food service	177	0.24
Mixed use	1,960	2.64
Other real estate	301	0.41
Total owner occupied real estate	5,449	7.33

Non-owner occupied real estate:
Office	7,333	9.87
Warehouse	1,594	2.14
Industrial	21,308	28.67
Retail	32,983	44.38
Accommodation and food service	1,694	2.28
Mixed use	1,639	2.21
Land	1,804	2.43
Other real estate	512	0.69
Total non-owner occupied real estate	68,867	92.67

Total commercial real estate loans	$74,316%	100.00

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

Multifamily Real Estate Loans. At June 30, 2024, multifamily real estate loans were $45.1 million, or 24.3%, of our total loan portfolio, which was partly due to our purchases of participation interests in multifamily real estate loans totaling $8.2 million. Our multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 20 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

At June 30, 2024, the average loan size of our multifamily real estate loans was $1.0 million and the largest of such loans was a $4.8 million loan secured by multiple non-owner-occupied rental properties. This loan was performing in accordance with its repayment terms at June 30, 2024.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2024, we had $57.8 million of loans secured by one- to four-family residential real estate, representing 31.2% of our total loan portfolio, which included no residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At June 30, 2024, 34.0% of our one- to four-family residential real estate loans were fixed-rate loans, and 66.0% of such loans were adjustable-rate loans. At June 30, 2024, $3.3 million of our loans secured by one- to four-family residential real estate were in a junior lien position.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2024 was $766,550 for single-family homes in our market area. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to government-sponsored enterprises such as Freddie Mac and Fannie Mae and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We retain a majority of our jumbo loans in our loan portfolio. Jumbo loans that we originate may be fixed- or adjustable-rate loans and typically have 10 to 30 year terms with maximum loan-to-value ratios of 80%. At June 30, 2024, we had $20.1 million in jumbo loans, which represented 36.8% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $1.3 million at June 30, 2024. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Marathon County, Wisconsin.

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

Commercial and Industrial Loans. At June 30, 2024, we had $5.2 million of commercial and industrial loans, representing 2.8% of our total portfolio. These loans are generally originated to small businesses and medical providers in our primary market areas. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment or inventory. To the extent these loans are secured, they are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally lines of credit with terms of one to two years. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to The Wall Street Journal Prime Rate. We generally obtain personal guarantees with commercial and industrial loans.

At June 30, 2024, the average loan size of our commercial and industrial loans was $72,000, and our largest outstanding commercial and industrial loan balance was a $456,000 loan to a trucking company. This loan was performing in accordance with its repayment terms at June 30, 2024.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. At June 30, 2024, $3.0 million of commercial and industrial loans were unsecured.

Construction Loans. At June 30, 2024, construction loans totaled $1.3 million, or 0.7% of our total loan portfolio. We have no undrawn amounts on construction loans at June 30, 2024. Most of these loans are with local developers for the construction of commercial real estate developments and are secured by properties located in our primary market areas. Because our construction loan originations are with select customers, the terms of our construction loan originations are not based on standardized terms and instead are individually negotiated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, and loans secured by certificates of deposit. At June 30, 2024, our consumer loan portfolio totaled $1.6 million, or 0.9% of our total loan portfolio. At June 30, 2024, we had $60,353 in unsecured consumer loans.

At June 30, 2024, home equity lines of credit (which we categorize as consumer loans) totaled $700,000 in outstanding balances. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with an aggregate loan-to-value ratio up to 80%. Our home equity lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the Prime Rate, as reported in The Wall Street Journal.

Loan Underwriting Risks

Commercial Real Estate and Multifamily Real Estate Loans. Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concerns in commercial and multifamily real estate lending are the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Continued uncertainty or weakness in economic conditions may impair a borrower’s business operations and lead to existing lease turnover. Vacancy rates for retail, office and industrial space may increase which could result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans, especially in industries that have been particularly adversely impacted by long-term work-from-home arrangements, including retail stores, hotels and office buildings, for example. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial or multifamily real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. A Phase I environmental site assessment is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

We currently sell a significant majority of the conforming fixed-rate one- to four-family residential real estate loans we originate on the secondary market. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to Fannie Mae, Freddie Mac and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. During the year ended June 30, 2024, we originated $4.4 million of one- to four-family residential real estate loans and sold $4.6 million, and during the year ended June 30, 2023, we originated $3.9 million of one- to four-family residential real estate loans and sold $4.0 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We purchase loan participations secured by properties primarily within the state of Wisconsin in loans in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $14.5 million, or 7.8% of our loan portfolio, of which $6.3 million were commercial real estate loans and $8.2 million were multifamily real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2024, we had participated out portions of seven loans with an aggregate amount of $8.8 million. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2024, based on the 20% limitation, our loans-to-one-borrower limit was approximately $6.2 million. At June 30, 2024, our largest loan relationship with one borrower was for $5.8 million, which was secured by commercial real estate properties, with the underlying loans performing in accordance with their original terms on that date.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2024			2023
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$68	$—	$—	$27	$—	$—
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	16	—	—
Consumer loans	—	—	—	—
Total	$68	$—	$—	$43	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include other real estate owned of $1.4 million related to the foreclosure of collateral supporting a construction loan which was valued at $1.4 million and is included in foreclosed assets. There were no non-performing loans at June 30, 2024 or June 30, 2023.

During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded during the three and nine months ended March 31, 2024. At June 30, 2024, foreclosed assets totaled $1.4 million. The Bank is pursuing legal remedies against the previous owner of the property.

At June 30,
	2024	2023

(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	—	—

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	1,397	2,335
Commercial and industrial	—	—
Consumer loans	—	—
Total real estate owned	1,397	2,335

Total non-performing assets	$1,397	$2,335

Total non-performing loans to total loans	—	—
Total non-performing loans to total assets	—	—
Total non-performing assets to total assets	0.64%	0.98%

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

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. This includes forecasts that are reasonable and supportable concerning expectations of future economic conditions. The reasonable and supportable forecast period is 24 months. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell. In addition, the WDFI and the FDIC periodically review our allowance for credit losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs.

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

Allowance for Credit Losses on Available for Sale (“AFS”) Securities. Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach; however, the new standard requires credit losses to be presented as an allowance for credit losses (“ACL”). The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income (“AOCI”), net of taxes, on the unaudited consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. The Company did not record a cumulative-effect adjustment related to its AFS securities upon adoption of CECL on July 1, 2023. See Note 3, Debt Securities, to the audited consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data," for a description of the Company’s investment securities and impairment evaluation.

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

The following table sets forth activity in our allowance for credit losses for the years indicated.

	For the Years Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Allowance at beginning of year	$2,159	$2,195
Implementation of CECL (Notes 1 and 4)	(175)	—
Provision for (recovery of ) credit losses	(190)	—

Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	(137)
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total charge-offs	—	(137)

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	98
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	3	3
Total recoveries	3	101

Net (charge-offs) recoveries	3	(36)

Allowance at end of year	$1,797	$2,159

Allowance to non-performing loans	—	—
Allowance to total loans outstanding at the end of the year	0.97%	1.08%
Net (charge-offs) recoveries to average loans outstanding during the year	—	(0.02)%

Net (charge-offs) recoveries to average loans outstanding during the year:

Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	(0.02)%
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total net (charge-offs) recoveries to average loans outstanding during the year	—	(0.02)%

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

	At June 30,
	2024			2023
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
		to Total	Each		to Total	Each
		Allocated	Category to		Allocated	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,314	73.1%	31.2%	$207	9.6%	29.8%
Multifamily	175	9.7%	24.3%	365	16.9%	22.1%
Commercial	259	14.4%	40.1%	1,196	55.4%	42.3%
Construction	28	1.6%	0.7%	6	0.3%	1.0%
Commercial and industrial loans	16	0.9%	2.8%	18	0.8%	3.4%
Consumer	5	0.3%	0.9%	2	0.1%	1.4%
Total allocated allowance	1,797	100.0%	100.0%	1,794	83.1%	100.0%
Unallocated	—	—	—	365	16.9%	—
Total allowance for loan losses	$1,797	100.0%	100.0%	$2,159	100.0%	100.0%

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

Corporate Debt Securities. At June 30, 2024, we had corporate debt securities totaling $4.6 million, which constituted 70.0% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At June 30, 2024, we had municipal securities totaling $686,000, which constituted 10.4% of our securities portfolio. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At June 30, 2024, we had mortgage-backed securities totaling $1.8 million, which constituted 25.3% of our securities portfolio, including $892,000 of agency collateralized mortgage obligations (CMOs). Of the $911,000 of non-CMO mortgage-backed securities, $33,000 were commercial-backed and $878,000 were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Marathon Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $1.3 million and $770,000 at June 30, 2024 and 2023, respectively. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The composition and maturities of the debt securities held to maturity portfolio at June 30, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our debt securities in this table at June 30, 2024, were taxable securities. Please refer to Note 3 of the notes to consolidated financial statements for the composition and maturities of the debt securities available for sale portfolio at June 30, 2024.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Debt securities held to maturity:
Mortgage-backed securities	$—	—	$—	—	$420	0.15%	$90	—	$510	$394	0.15%
Total	$—	—	$—	—	$420	0.15%	$90	—	$510	$394	0.15%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2024, we had $13.4 million in brokered deposits. At June 30, 2024, our core deposits, which are deposits other than certificates of deposit, were $105.3 million, representing 60.9% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand accounts	$25,936	14.99%	$26,181	13.27%
Demand, NOW and money market accounts	39,570	22.88%	44,663	22.64%
Savings deposits	39,757	22.98%	42,555	21.57%
Certificates of deposit	67,718	39.15%	83,855	42.51%
Total	$172,981	100.00%	$197,254	100.00%

As of June 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $55.9 million, of which $9.9 million was the aggregate amount of our uninsured certificates of deposit. As of June 30, 2023, the aggregate amount of uninsured deposits was $47.9 million, of which $15.7 million was the aggregate amount of our uninsured certificates of deposit. The following table sets forth the maturity of these certificates as of June 30, 2024.

June 30, 2024
(In thousands)
Maturity Period:
Three months or less	$3,183
Over three months through six months	2,445
Over six months through twelve months	2,706
Over twelve months	1,549
Total	$9,883

Borrowings. As of June 30, 2024, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow up to $79.5 million subject to providing additional collateral. At June 30, 2024 and 2023, we had $13.0 million and $8.0 million, respectively of Federal Home Loan Bank of Chicago advances (see Note 10 of the Notes to the Consolidated Financial Statements). The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2024.

Personnel and Human Capital Resources

As of June 30, 2024, we had 35 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable.

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

Federal Taxation

Method of Accounting. For federal income tax purposes, Marathon Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. Marathon Bancorp and Marathon Bank intend to file a consolidated federal income tax return beginning with the taxable year ended June 30, 2024. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Marathon Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method of deducting bad debts under Section 585 of the Internal Revenue Code.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2024, the Company had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2024, the Company had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. At June 30, 2024, the Company had $3.3 million in Wisconsin net operating loss carryforwards. Due to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans, management determined that the Company was highly unlikely to incur a material

Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized; and, accordingly a valuation allowance of $321,000 was established for these carryforwards.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2024, Marathon Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Effective January 1, 2023, assessment rates (inclusive of possible adjustments) for institutions of Marathon Bank’s size range from 3.5 to 32 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC also has the authority to issue special assessments. In 2023, the FDIC issued a special assessment applicable for banks with uninsured deposits in excess of $5 billion in order to recover losses sustained by the Deposit Insurance Fund as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Marathon Bank. We cannot predict what deposit insurance assessment rates will be in the future.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum net worth ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2024 and 2023, Marathon Bank’s net worth ratio, as calculated under Wisconsin law, was 12.67% and 13.17%, respectively.

Federal Law and Regulation. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-

based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances. Marathon Bank exceeds all regulatory capital requirements and is deemed “well capitalized” for regulatory capital purposes as of June 30, 2024 and 2023.

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

As of June 30, 2024, Marathon Bank elected to use the community bank leverage ratio.

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

As noted above, Marathon Bank is considered “well capitalized” for regulatory capital purposes as of June 30, 2024 and 2023.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2024, Marathon Bank’s Required Liquidity Ratio was 8%, and Marathon Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the U.S. Government, U.S. Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2024, Marathon Bank was in compliance with this requirement.

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

Cyber Security

The federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

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

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the Community Reinvestment Act regulations.  Under the final rule, state savings banks with assets of less than $600 million as of December 31 in either of the prior two calendar years will be a “small bank.”  Small banks will be subject to either the current regulations’ small bank lending test or, at the banks’ option, the Retail Lending Test set out in the new regulations. The applicability date for the majority of the provisions in the new Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Marathon Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Marathon Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $1.3 million at June 30, 2024.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2024, Marathon Bank had $8.0 million of advances from the Federal Home Loan Bank of Chicago.

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

In addition, federal regulations separately provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revised its framework for determining whether a company has a “controlling influence” over a bank holding company for that purpose.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

The Company has developed an information security program to assess, identify, and monitor cybersecurity risks. The Company regularly assesses cybersecurity risks arising from the operating environment and attempts to identify the likelihood and severity of the risk and the possible impact of the risk on the Company, its customers, and employees.

The Company conducts periodic testing of software, hardware, defensive capabilities, and other information security systems utilizing both internal processes and third-party consultants. Testing procedures are supplemented by regular cyber threat exercises and employee training. Threat simulation exercises are used to develop and refine the Company’s incident response plans and employees undergo cybersecurity awareness training on a regular basis.

The Company also addresses cyber risks posed by its relationships with third-party vendors. The Company assesses vendor risk as a part of its vendor management process. The vendor management process also requires a review of all critical vendors annually and all critical vendors are reported to the Board of Directors.

The Chief Administrative Officer in conjunction with Management, Board of Directors, and the IT Steering Committee leads the Company’s information security program. The IT Steering Committee is responsible for oversight of the Company’s cybersecurity and information security program and regularly reviews and evaluates information security and cybersecurity risks provided by Management. The IT Steering Committee meets at least quarterly to evaluate and review the information presented by Management. The IT Steering Committee meeting minutes are presented to the Board of Directors. The Company uses a third-party vendor for its managed IT services which includes cybersecurity. The vendor evaluates threat intelligence and response, patch management and vulnerability management among other things.

To date, the Company has not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to affect its business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information may not successfully protect against all cybersecurity threats and incidents.

ITEM 2: PROPERTIES

As of June 30, 2024, the net book value of our office properties was $3.6 million (excluding right-to-use-assets). The following table sets forth information regarding our offices. See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s property and equipment.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:

500 Scott Street, Wausau, WI 54403	Owned	1963	$1,035

Other Properties:

1133 E Grand Avenue, Rothschild, WI	Leased	2009	40

307 Third Street, Mosinee, WI	Owned	1974	41

11315 N. Cedurburg Rd, Mequon, WI	Leased	2018	256

19105 W. Capitol Dr., Brookfield, WI	Owned	2024	2,026

Land, Weston, WI	Owned	2024	158

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3: LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink Marketplace operated by the OTC Markets Group under the symbol “MBBC.”  There were 189 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of September 25, 2024 and 2,135,412 shares of common stock outstanding. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock for fiscal years 2024 and 2023. The information was obtained from the OTC Pink Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid in fiscal 2024 or 2023.

	Market Value of Common Stock
	High	Low
Quarter Ended September 30, 2023	$10.25	$8.50
Quarter Ended December 31, 2023	9.68	6.75
Quarter Ended March 31, 2024	9.90	9.14
Quarter Ended June 30, 2024	9.59	8.00

Quarter Ended September 30, 2022	$11.25	$10.80
Quarter Ended December 31, 2022	11.54	10.56
Quarter Ended March 31, 2023	11.85	10.15
Quarter Ended June 30, 2023	10.85	8.90

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares are to be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may have been adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. All shares of common stock repurchased will be retired.

Set forth below is the share repurchase activity for the three months ended June 30, 2024.

					Approximate Number
				Total Number of Shares	of Shares That
				Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares		Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased		Per Share	Or Programs	Programs
April 1-30, 2024	10,000		$9.35	10,000	97,875
May 1-31, 2024	200	(1)	$8.85	—	97,875
June 1-30, 2024	6,882	(1)	$8.40	5,000	92,875

Total	17,082			15,000
(1)	This column includes the deemed surrender to us of 2,082 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock.

ITEM 6: RESERVED

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 53 of this Form 10-K.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Credit Losses on Loans. The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Income Tax Expense (Benefit). Our income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

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

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. This includes forecasts that are reasonable and supportable concerning expectations of future economic conditions. The reasonable and supportable forecast period is 24 months. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

As an integral part of their examination process, various regulatory agencies review the allowance for credit losses on loans as well. Such agencies may require that changes in the allowance for credit losses on loans be recognized when such regulatory credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

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

Allowance for Credit Losses on Available for Sale (“AFS”) Securities. Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach; however, the new standard requires credit losses to be presented as an ACL. The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income (“AOCI”), net of taxes, on the unaudited consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. The Company did not record a cumulative-effect adjustment related to its AFS securities upon adoption of CECL on July 1, 2023. See Note 3, Debt Securities, to the audited consolidated financial statements under Part II, Item 8, "Financial Statements and Supplementary Data," for a description of the Company’s investment securities and impairment evaluation.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2024.

	At June 30,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$219,234	$238,779
Cash, cash equivalents and interest-bearing deposits in other financial institutions	10,672	15,537
Debt securities available for sale	6,607	8,922
Debt securities held to maturity	510	516
Loans receivable, net	183,448	197,714
Foreclosed assets (OREO), net	1,397	2,335
Federal Home Loan Bank stock, at cost	1,329	770
Bank owned life insurance	8,973	8,724
Premises and equipment, net	4,086	2,128
Deferred tax asset	580	487
Deposits	172,981	197,254
Federal Home Loan Bank (FHLB) advances	13,000	8,000
Stockholders' Equity	31,295	31,280

	For the Years
	Ended June 30,
	2024	2023

	(In thousands)
Selected Operating Data:
Interest income	$9,431	$8,978
Interest expense	3,591	2,278
Net interest income	5,840	6,700
Provision for (recovery of) credit losses	(190)	—
Net interest income after provision for (recovery of) credit losses	6,030	6,700
Non-interest income	726	1,301
Non-interest expense	7,002	5,884
Income (loss) before income taxes (benefit)	(246)	2,117
Provision for (benefit from) income taxes	(59)	445
Net income (loss)	$(187)	$1,672

	At or For the Years
	Ended June 30,
	2024	2023
Performance Ratios:
Return (loss) on average assets	(0.08)%	0.71%
Return (loss) on average equity	(0.62)%	5.91%
Interest rate spread (1)	2.40%	2.81%
Net interest margin (2)	2.75%	3.04%
Non-interest expenses to average assets	3.00%	2.50%
Efficiency ratio (3)	106.64%	73.54%
Average interest-earning assets to average interest-bearing liabilities	120.56%	122.66%
Book value per share	$14.62	$14.50

Capital Ratios (4):
Average equity to average assets	13.00%	12.01%
Tier 1 capital to average assets	13.04%	12.02%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.97%	1.17%
Allowance for credit losses as a percentage of non-performing loans	—%	—%
Net (charge-offs) recoveries to average outstanding loans during the year	—%	(0.02)%
Non-performing loans as a percentage of total loans	—%	—%
Non-performing loans as a percentage of total assets	—%	—%
Total non-performing assets as a percentage of total assets	0.63%	0.97%

Other:
Number of offices	5	4
Number of full-time equivalent employees	35	35
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank only. As of June 30, 2024 and 2023, the Bank elected to adopt the Community Bank Leverage Ratio Framework.

Comparison of Financial Condition at June 30, 2024 and June 30, 2023

Total Assets. Total assets decreased $19.6 million, or 8.2%, to $219.2 million at June 30, 2024 from $238.8 million at June 30, 2023. The decrease was primarily due to a decrease of $1.3 million, or 11.1%, in cash and cash equivalents, a decrease in net loans of $14.3 million, or 7.2%, a decrease in interest bearing deposits held in other financial institutions of $3.6 million, or 94.7%, a decrease in debt securities available for sale of $2.3 million, or 25.9% and finally, a decrease in foreclosed assets, net of $914,780, or 39.6%. These decreases were partially offset by an increase in premises and equipment of $2.0 million. The increase in premises and equipment was associated with the Bank’s new branch in Brookfield, Wisconsin which opened on January 22, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $1.3 million, or 11.1%, to $10.5 million at June 30, 2024 from $11.8 million at June 30, 2023, primarily due to a decrease in total deposits of $24.3 million offset by an increase in FHLB borrowings of $5.0 million, a decrease in net loans of $14.3 million, a decrease in interest bearing deposits held in other financial institutions of $3.6 million, and finally, a decrease in debt securities available for sale of $2.3 million. The Bank also purchased a building for $1.6 million for a new branch location.

Debt Securities Available for Sale. Total debt securities available for sale decreased $2.3 million, or 25.9%, to $6.6 million at June 30, 2024 from $8.9 million at June 30, 2023. The decrease was primarily due to the call of $1.7 million in corporate bonds. Debt securities available for sale are carried at fair value with the unrealized gain or loss reflected in accumulated other comprehensive income (loss).

Loans. Gross loans decreased $14.6 million, or 7.3%, to $185.3 million at June 30, 2024 from $199.9 million at June 30, 2023. The decrease was primarily due to a decrease in all categories of loans with the exception of multi-family real estate loans which increased by $0.9 million, or 2.1%, to $45.1 million at June 30, 2024 from $44.2 million at June 30, 2023. Consumer loans decreased by $1.2 million, or 43.0%, primarily due to the payoff of a consumer loan which was secured by a $650,000 certificate of deposit account. The decrease in construction loans was primarily due to two construction loans totaling $613,000 which were converted to permanent financings. The remaining categories of loan decreases (commercial real estate, commercial and industrial and one-to-four-family residential) were primarily due to repayments exceeding new loan growth.

Foreclosed Assets (OREO), net. Foreclosed assets decreased by $937,100, or 40.1%. During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded in non-interest expenses during the year ended June 30, 2024.

Deposits. Total deposits decreased $24.3 million, or 12.3%, to $173.0 million at June 30, 2024 from $197.3 million at June 30, 2023. All categories of deposits decreased when comparing June 30, 2024 to June 30, 2023 with certificates of deposit decreasing the most by $16.1 million, or 19.2%. The decrease in all deposit categories was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. Finally, we had a $4.2 million brokered certificate of deposit that matured in March 2024 and a $4.5 million brokered certificate of deposit that matured at the end of September 2023. Brokered certificates of deposit totaled $13.4 million and $22.2 million at June 30, 2024 and June 30, 2023, respectively.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased $5.0 million to $13.0 million at June 30, 2024 compared to $8.0 million in FHLB advances at June 30, 2023 to provide additional funding associated with the decrease in deposits and the acquisition of a building for a new branch location. We were able to obtain more favorable borrowing rates from the FHLB than the rates that customers were requesting for certificates of deposit.

Stockholders’ Equity. Total stockholders’ equity remained virtually unchanged when comparing June 30, 2024 with June 30, 2023 with stockholders’ equity totaling $31.3 million at both dates.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale. Deferred loan fees accreted to interest income totaled $42,000 and $50,000 for the years ended June 30, 2024 and 2023, respectively.

	For the Year Ended June 30,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		Balance	Interest

	(Dollars in thousands)
Interest-earning assets:
Loans	$193,501	$8,637	4.46%	$195,680	$8,182	4.18%
Debt securities	10,751	345	3.21%	11,102	292	2.63%
Cash and cash equivalents	7,017	370	5.27%	12,853	480	3.73%
Other	1,097	79	7.20%	666	24	3.60%
Total interest-earning assets	212,366	9,431	4.44%	220,301	8,978	4.08%
Noninterest-earning assets	21,215			15,146
Total assets	$233,581			$235,447
Interest-bearing liabilities:
Demand, NOW and money market deposits	$44,036	612	1.39%	$54,130	506	0.93%
Savings deposits	40,109	58	0.14%	44,501	61	0.14%
Certificates of deposit	75,133	2,273	3.03%	77,707	1,609	2.07%
Total interest-bearing deposits	159,278	2,943	1.85%	176,338	2,176	1.23%
FHLB advances and other borrowings	16,865	648	3.84%	3,272	103	3.15%
Total interest-bearing liabilities	176,143	3,591	2.04%	179,610	2,279	1.27%
Non-interest-bearing demand deposits	25,048			25,829
Other non-interest-bearing liabilities	2,018			1,726
Total liabilities	203,209			207,165
Total stockholders' equity	30,372			28,282
Total liabilities and stockholders' equity	$233,581			$235,447
Net interest income		$5,840			$6,699
Net interest rate spread (1)			2.40%			2.81%
Net interest-earning assets (2)	$36,223			$40,691
Net interest margin (3)			2.75%			3.04%
Average interest-earning assets to interest-bearing liabilities	120.56%			122.66%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(91)	$546	$455
Debt securities	(9)	62	53
Cash and cash equivalents	(218)	108	(110)
Other	16	39	55
Total interest-earning assets	(302)	755	453
Interest-bearing liabilities:
Demand, NOW and money market deposits	(94)	200	106
Savings deposits	(6)	2	(4)
Certificates of deposit	(53)	717	664
Total interest-bearing deposits	(153)	919	766
FHLB advances and other borrowings	—	546	546
Total interest-bearing liabilities	(153)	1,465	1,312
Change in net interest income	$(149)	$(710)	$(859)

Comparison of Operating Results for the Years Ended June 30, 2024 and 2023

General. Net loss was $187,000 for the year ended June 30, 2024, a decrease of $1.9 million, or 111.2%, from net income of $1.7 million for the year ended June 30, 2023. The decrease in net income (loss) for the year ended June 30, 2024 was primarily attributable to an increase in expenses associated with foreclosed assets of $1.0 million, a decrease of $859,000 in net-interest income, and a decrease of $576,000 in non-interest income. These changes were partially offset by a recovery of loan losses of $190,000 and a decrease in the provision for income taxes of $504,000.

Interest Income. Interest income increased by $453,000, or 5.0%, to $9.4 million for the year ended June 30, 2024 compared to $9.0 million for the year ended June 30, 2023 primarily due to an increase in loan interest income associated with an increase in the average yield on loans offset by a slight decrease in the average balance of the loan portfolio.

Loan interest income increased by $455,000, or 5.6%, to $8.6 million for the year ended June 30, 2024 from $8.2 million for the year ended June 30, 2023. The average yield on the loan portfolio increased by 28 basis points from 4.18% for the year ended June 30, 2023 to 4.46% for the year ended June 30, 2024 as a result of the high interest rate environment. The average balance of the loan portfolio decreased by $2.2 million, or 1.1%, from $195.7 million for the year ended June 30, 2023 to $193.5 million for the year ended June 30, 2024. The decrease in the average balance of the loan portfolio was primarily due to repayments exceeding new loan growth.

Debt securities interest income increased by $53,000, or 18.2%, to $345,000 for the year ended June 30, 2024 from $292,000 for the year ended June 30, 2023 due to a 58 basis points increase in the average yield on the debt securities portfolio to 3.21% for the year ended June 30, 2024 from 2.63% for the year ended June 30, 2023 offset in part by a $351,000 decrease in the average balance of debt securities to $10.8 million for the year ended June 30, 2024 due to securities paydowns. The increase in the average yield on debt securities was related to previous purchases of new securities at higher interest rates.

Interest Expense. Interest expense increased $1.3 million, or 57.6%, to $3.6 million for the year ended June 30, 2024 from $2.3 million for the year ended June 30, 2023, due to an increase of $766,000 in interest paid on deposits and an increase of $546,000 in interest paid on borrowings.

Interest expense on deposits increased $766,000, or 35.2%, to $2.9 million for the year ended June 30, 2024 from $2.2 million for the year ended June 30, 2023 due to an increase in interest expense on all deposit categories except savings deposits as a result of an increase in the average rates paid on all deposit categories except savings deposits offset by a decrease in the average balances of all deposit categories. The average rate paid on demand, NOW and money market accounts and certificates of deposit increased with the average rate paid on demand, NOW and money market accounts increasing by 46 basis points and the average rate paid on certificates of deposit increasing 96 basis points. The increase in the average rate paid on all deposit categories except savings deposits was due to the Bank raising the interest rates on these deposit categories to maintain customers and keep the rates in line with what competitors were offering and to attract new funds to the Bank. The average balance of certificates of deposit decreased slightly by $2.7 million, or 3.3%, from $77.7 million for the year ended June 30, 2023 to $75.1 million for the year ended June 30, 2024. The average balance of interest-bearing demand, NOW and money market and savings accounts decreased by $10.1 million and $4.4 million, respectively. The decrease in the average balance of certificates of deposit accounts was due to the maturity of two brokered certificates of deposit totaling $8.7 million during the year ended June 30, 2024 offset by the offering of higher rate certificate of deposit balances due to higher market interest rates. The decrease in the average balance of interest-bearing demand, NOW, money market and savings deposits were related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates.

Interest paid on FHLB borrowings increased $545,000, from $103,000 for the year ended June 30, 2023 to $648,000 for the year ended June 30, 2024. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $13.6 million and an increase in the average rate paid on borrowings of 69 basis points from 3.15% for the year ended June 30, 2023 to 3.84% for the year ended June 30, 2024. We were able to obtain more favorable borrowing rates from the FHLB than the rates that customers were requesting for certificates of deposit while also improving liquidity.

Net Interest Income. Net interest income decreased by $859,000, or 12.8%, to $5.8 million for the year ended June 30, 2024 from $6.7 million for the year ended June 30, 2023. Net interest-earning assets decreased by $4.5 million, or 11.0%, to $36.2 million for the year ended June 30, 2024 from $40.7 million for the year ended June 30, 2023. Net interest rate spread decreased by 41 basis points to 2.40% for the year ended June 30, 2024 from 2.81% for the year ended June 30, 2023, reflecting a 77 basis points increase in the average rate paid on interest-bearing liabilities offset by a 36 basis points increase in the average yield on interest-earning assets. The net interest margin decreased 29 basis points to 2.75% for the year ended June 30, 2024 from 3.04% for the year ended June 30, 2023. The increase in the average yield on interest earning assets for the year ended June 30, 2024 compared to the year ended June 30, 2023 was primarily due to an increase in market interest rates. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories to maintain customers and keep the rates in line with what competitors were offering, to attract new funds to the Bank and an increase in market interest rates on borrowings.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $190,000 for the year ended June 30, 2024 compared to no provision for credit losses for the year ended June 30, 2023. The recovery was related to an improvement in the current and projected future economic conditions in our market area and the decline in the overall loan portfolio. We anticipate low unemployment and that the housing price index (HPI) will improve over the next two years due to continued high demand and the low inventory of residential real estate. These predictions align with the Bank’s historic charge-off history over the past 8-10 years. The allowance for credit losses was $1.8 million, or 0.97%, of loans outstanding at June 30, 2024 and $2.2 million, or 1.08%, of loans outstanding at June 30, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at June 30, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$125	$153	$(28)	(18.3)%
Mortgage banking	325	351	(26)	(7.4)%
Increase in cash surrender value of BOLI	249	236	13	5.5%
Gain on proceeds from life insurance death benefit	—	261	(261)	100.0%
Gain on acquisition of foreclosed assets	—	247	(247)	100.0%
Net gain on securities transactions	—	24	(24)	(100.0)%
Other	27	30	(3)	(10.0)%
Total non-interest income	$726	$1,302	$(576)	(44.2)%

Non-interest income decreased by $576,000 to $726,000 for the year ended June 30, 2024 from $1.3 million for the year ended June 30, 2023 due primarily to a gain on proceeds from a life insurance death benefit, a gain on the acquisition of foreclosed assets, and net gain on securities transactions of $261,000, 247,000 and $24,000, respectively, being recognized during the year ended June 30, 2023 compared to no such amounts being recognized during the year ended June 30, 2024. Service charges on deposit accounts and mortgage banking income also decreased slightly.

Non-Interest Expenses. Non-interest expenses information is as follows.

	Year Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,082	$3,296	$(214)	(6.5)%
Occupancy and equipment	858	731	127	17.4%
Data processing and office	449	401	48	12.0%
Professional fees	755	712	43	6.0%
Marketing expenses	61	87	(26)	(29.9)%
Debit card expenses	96	90	6	6.7%
Directors fees	108	89	19	21.3%
Foreclosed assets, net	1,035	—	1,035	100.0%
Other	558	478	80	16.7%
Total non-interest expenses	$7,002	$5,884	$1,118	19.0%

Non-interest expenses were $7.0 million for the year ended June 30, 2024 compared to $5.9 million for the year ended June 30, 2023. The increase was primarily related to an increase in expenses associated with foreclosed assets of $1.0 million, an increase in occupancy and equipment expenses of $127,000 and minor increases in other expense which were offset by a decrease of $214,000 in salaries and employee benefits when comparing the two years. The increase in expenses associated with foreclosed assets was primarily related to the recording of a valuation allowance of $937,000 during the year ended June 30, 2024 associated with a new appraisal obtained on the Company’s only foreclosed asset. For further information, please see Comparison of Financial Condition at June 30, 2024 and June 30, 2023- Foreclosed Assets above. The increase in occupancy and equipment expense was related to the new branch opening in January 2024. The increase in other expenses was primarily related to an increase in FDIC insurance premiums and to a lesser extent, check fraud losses. The decrease in salaries and employee benefits was primarily related to the prior year including a bonus accrual compared to no bonus accrual for the current year.

Provision for (Recovery from) Income Taxes. Income tax benefit was $59,000 for the year ended June 30, 2024, a decrease of $504,000, as compared to income tax expense of $445,000 for the year ended June 30, 2023. The decrease in income tax expense was primarily the result of a decrease in income (loss) before income taxes of $2.4 million which was offset by a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the year ended June 30, 2024. A summary of income tax expense (benefit) compared to the federal income tax statutory rate is set forth in Note 12 to the Notes to the Audited Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2024, we had a $79.5 million line of credit with the Federal Home Loan Bank of Chicago, which had $13.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $417,000 and $2.0 million for the years ended June 30, 2024 and 2023, respectively. Net cash flows provided by (used in) investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $17.7 million provided by investing activities for the year ended June 30, 2024 compared to $14.4 million used in investing activities for the year ended June 30, 2023. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings was $19.4 million used in financing activities compared to $15.8 million provided by financing activities for the years ended June 30, 2024 and 2023, respectively.

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

At June 30, 2024, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 16 in the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2024, we had outstanding commitments to originate loans of $1.3 million, and outstanding commitments to sell loans of $418,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2024 totaled $44.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 of the notes to consolidated the financial statements beginning on page 60 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

To the Board of Directors and
Stockholders of Marathon Bancorp, Inc.
Wausau, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Bancorp, Inc. (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1, on January 1, 2023, the Company adopted Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Bonadio & Co., LLP
Pittsford, New York
September 26, 2024

Marathon Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2024 and 2023

	June 30,
	2024	2023
Assets
Cash and due from banks	$2,977,438	$2,272,088
Federal funds sold	7,495,000	9,503,000
Cash and cash equivalents	10,472,438	11,775,088
Interest bearing deposits held in other financial institutions	199,888	3,762,139
Debt securities available for sale	6,606,761	8,921,715
Debt securities held to maturity, at amortized cost (fair value $394,081 and $378,046)	510,276	516,089
Loans, net of allowance of $1,797,116 and $2,158,590, respectively	183,447,633	197,713,756
Interest receivable	597,768	612,724
Foreclosed assets (OREO), net	1,397,460	2,334,560
Investment in restricted stock, at cost	1,329,413	770,273
Cash surrender value life insurance	8,972,785	8,724,198
Premises and equipment, net	4,085,752	2,128,392
Deferred tax asset	580,340	486,916
Other assets	1,033,499	1,032,749
Total assets	$219,234,013	$238,778,599
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$25,936,461	$26,180,842
Interest bearing	147,044,293	171,073,464
Federal Home Loan Bank (FHLB) advances	13,000,000	8,000,000
Other liabilities	1,958,475	2,244,775
Total liabilities	187,939,229	207,499,081
Commitments and Contingent Liabilities (See note 18)
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,140,412 and 2,157,497
shares issued and outstanding at June 30, 2024 and 2023	20,970	21,141
Additional paid-in capital	7,254,534	7,252,506
Retained earnings	25,523,681	25,577,300
Unearned ESOP shares, at cost	(751,613)	(786,572)
Accumulated other comprehensive loss	(752,788)	(784,857)
Total stockholders' equity	31,294,784	31,279,518
Total liabilities and stockholders' equity	$219,234,013	$238,778,599

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Income (Loss)

For the Years ended June 30, 2024 and 2023

	June 30,
	2024	2023
Interest Income
Loans, including fees	$8,637,410	$8,181,894
Debt securities	214,056	249,518
Other	579,115	546,398
Total interest income	9,430,581	8,977,810
Interest Expense
Deposits	2,942,288	2,175,876
Borrowings and other	648,430	102,623
Total interest expense	3,590,718	2,278,499
Net Interest Income	5,839,863	6,699,311
Provision for (Recovery of) Credit Losses	(190,000)	—
Net Interest Income After Provision for (Recovery of) Credit Losses	6,029,863	6,699,311
Non-Interest Income
Service charges on deposit accounts	125,175	153,069
Mortgage banking income	325,530	351,377
Increase in cash value of life insurance	248,587	236,420
Gain on proceeds from life insurance death benefit	—	261,297
Net gain on securities transactions	—	24,000
Gain on acquisition of foreclosed assets	—	246,751
Other income	26,732	28,664
Total non-interest income	726,024	1,301,578
Non-Interest Expenses
Salaries and employee benefits	3,082,201	3,296,003
Occupancy and equipment expenses	857,613	730,989
Data processing and office	448,520	400,918
Professional fees	754,806	712,246
Marketing expenses	61,234	87,179
FDIC insurance premiums	127,000	62,400
Directors fees	108,235	89,256
Foreclosed assets, net	1,034,592	—
Other expenses	527,788	505,093
Total non-interest expenses	7,001,989	5,884,084
Income (Loss) Before Income Taxes (Benefit)	(246,102)	2,116,805
Provision for (Benefit from) Income Taxes	(59,108)	444,735
Net Income (Loss)	$(186,994)	$1,672,070

Net income (loss) per common share-basic	($ 0.09)	$ 0.79
Net income (loss) per common share-diluted	($ 0.09)	$ 0.79
Weighted average number of common shares outstanding-basic	2,042,280	2,108,612
Weighted average number of common shares outstanding-diluted	2,042,280	2,112,509

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30, 2024 and 2023

	June 30,
	2024	2023
Net Income (Loss)	$(186,994)	$1,672,070
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale debt securities
Unrealized holding gains (losses) arising during the period	47,619	(556,318)
Tax effect	(10,008)	152,142
Net amount	37,611	(404,176)

Reclassification adjustment for gains included in net income (loss) (b)	—	(24,000)
Tax effect	—	6,538
Net amount	—	(17,462)
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (c)	(10,472)	—
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	4,930	5,810
Other comprehensive income (loss)	32,069	(415,828)
Comprehensive Income (Loss)	$(154,925)	$1,256,242
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income (Loss) as Interest Income - Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statement of Income (Loss) as Net Gain on Securities Transactions.
(c)	The reclassification is included in the Consolidated Statements of Income (Loss) as Other Expenses.

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2024 and 2023

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2022	$—	$22,295	$8,487,400	$23,905,230	$(821,531)	$(369,029)	$31,224,365
Net income	—	—	—	1,672,070	—	—	1,672,070
ESOP shares committed to be released (3,496 shares)	—	—	5,168	—	34,959	—	40,127
Stock based compensation	—	—	130,628	—	—	—	130,628
Other comprehensive loss	—	—	—	—	—	(415,828)	(415,828)
Purchase and retirement of common stock shares (115,405 shares)	—	(1,154)	(1,370,690)	—	—		(1,371,844)
Balance, June 30, 2023	—	21,141	7,252,506	25,577,300	(786,572)	(784,857)	31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses ( Notes 1 and 4)				133,375			133,375
Net loss	—	—	—	(186,994)	—	—	(186,994)
ESOP shares committed to be released (3,496 shares)	—	—	(1,023)	—	34,959	—	33,936
Stock based compensation	—	—	159,100	—	—	—	159,100
Other comprehensive income	—	—	—	—	—	32,069	32,069
Purchase and retirement of common stock shares (17,082 shares)	—	(171)	(156,049)	—	—	—	(156,220)
Balance, June 30, 2024	$—	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2024 and 2023

	June 30,
	2024	2023
Operating Activities
Net income (loss)	$(186,994)	$1,672,070
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	244,904	205,013
Provision for (recovery of) credit losses	(190,000)	—
Provision for valuation allowance on foreclosed assets (OREO), net	937,100	—
Amortization of deferred loan fees	(41,552)	(50,036)
ESOP expense	33,936	40,127
Stock based compensation	159,100	130,628
Net amortization of discounts and premiums on debt securities	73,654	101,677
Net gain on sale of loans	(174,553)	(129,520)
Realized gain on available for sale debt securities	—	(24,000)
Net gain on foreclosed assets (OREO), net	—	(246,751)
Net change in deferred taxes	(138,356)	249,564
Gain from proceeds on life insurance death benefit	—	(261,297)
Earnings on cash value of life insurance	(248,587)	(236,420)
Decrease (Increase) in interest receivable	14,956	(46,795)
Originations of loans held for sale	(4,392,500)	(3,868,410)
Proceeds from loans held for sale	4,567,053	3,997,930
Net change in operating leases	2,406	(6,800)
Net change in other assets	(750)	(21,880)
Net change in other liabilities	(243,264)	484,029
Net Cash from Operating Activities	416,553	1,989,129
Investing Activities
Net change in interest-bearing deposits in other financial institutions	3,562,251	(1,817,066)
Proceeds from life insurance death benefit	—	966,834
Proceeds from sales, maturities, and repayments of debt securities available for sale	2,288,068	1,037,601
Proceeds from maturities and calls of debt securities held to maturity	11,594	22,828
Net increase in restricted stock	(559,140)	(447,273)
Net change in loans	14,672,675	(14,121,657)
Purchases of property and equipment	(2,264,879)	(65,363)
Net Cash provided by (used in) Investing Activities	17,710,569	(14,424,096)
Financing Activities
Net change in deposits	(24,273,552)	9,153,858
Borrowings of FHLB advances	5,000,000	8,000,000
Purchase and retirement of common stock	(156,220)	(1,371,844)
Net Cash provided by (used in) Financing Activities	(19,429,772)	15,782,014
Net Change in Cash and Cash Equivalents	(1,302,650)	3,347,047
Cash and Cash Equivalents, Beginning of Year	11,775,088	8,428,041
Cash and Cash Equivalents, End of Year	$10,472,438	$11,775,088
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$3,378,226	$2,234,990
Taxes	261,000	159,000
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$—	$2,087,809
Lease liabilities and right-of-use assets arising from adoption of ASC 842	47,570	698,837

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

The Bank is a Wisconsin stock savings bank, which conducts its business through five facilities. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County and Ozaukee County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposits; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans. In addition, the Bank has two nonbank subsidiaries for the purpose of temporarily holding a foreclosed property pending the liquidation of this property and to hold the real estate of its recently opened branch in Brookfield, Wisconsin.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and its two nonbank subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company, as used in the consolidated financial statements, refers to the consolidated group.

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

June 30, 2024 and 2023

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

Debt Securities

The Company classifies its debt securities as available for sale or held to maturity. Debt securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss). Debt securities, which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity and are carried at amortized cost.

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

Prior to implementation of Financial Accounting Standards Board (FASB) ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), unrealized losses on Available for Sale (“AFS”) debt securities caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach; however, the new standard requires credit losses to be presented as an allowance for credit losses (“ACL”). The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.

The Company’s portfolio of held to maturity securities consists of U.S. agency residential mortgage-backed securities which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

Investments in Restricted Stock

Investments in restricted stock consist of Federal Home Loan Bank stock. The Bank, as a member of the Federal Home Loan Bank System, is required to hold a specific number of shares of capital stock in the Federal Home Loan Bank of Chicago. Since ownership of this stock is restricted, the stock is carried at cost and evaluated periodically for impairment. The carrying amount of the Bank’s investment in Federal Home Loan Bank stock was $1,329,413 and $770,273 as of  June 30, 2024 and 2023.

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

See Note 19 of the notes to consolidated financial statements.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Company had no loans held for sale as of June 30, 2024 and 2023.

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

June 30, 2024 and 2023

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

Allowance for Credit Losses-Loans

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

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. This includes forecasts that are reasonable and supportable concerning expectations of future economic conditions. The reasonable and supportable forecast period is 24 months. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

The accounting policies for the year ended June 30, 2023 are as follows.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

Allowance for Credit Losses on Unfunded Commitments

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

Loans to Borrowers Experiencing Financial Difficulty

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

Leases

The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease right-of-use (“ROU”) assets are included in premises and equipment and operating lease liabilities in other liabilities in the consolidated balance sheets. The Company had no finance leases at June 30, 2024.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's leases do not provide an implicit rate, so the Company's incremental borrowing rate is used, which approximates its fully collateralized borrowing rate, based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. In calculating the present value of lease payments, the Company may include options to extend the lease when it is reasonably certain that it will exercise that option.

In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), the Company keeps leases with an initial term of 12 months or less off of the consolidated balance sheet. The Company recognizes these lease payments in the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

consolidated statements of income on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for them as a single lease component.

The Company's operating leases relate primarily to bank branches.

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

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $0 at June 30, 2024 and June 30, 2023. Foreclosed assets were $1,397,460 and $2,334,560 at June 30, 2024 and 2023, respectively.

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

June 30, 2024 and 2023

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others was approximately $81,058,000 and $81,849,000 as of June 30, 2024 and 2023, respectively. The Company had a mortgage servicing right asset of $776,659 and $818,151 as of June 30, 2024 and 2023, included in other assets on the consolidated balance sheets.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2024 and 2023, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

Employee Benefit Plans

The Company sponsors a 401(k) salary deferral plan available to substantially all employees. The plan provides for Company-matching contributions based on a percentage of participant contributions as well as Company profit-sharing and safe harbor contributions.

The Company also sponsors an Employee Stock Ownership Plan (“ESOP”) that is available to substantially all employees. Shares are released to employees on a straight-line basis over the loan term and allocated based on participant compensation. See Note 12 of the Notes to Consolidated Financial Statements.

Advertising Costs

Advertising costs are expensed as incurred. Such costs were $61,234 and $87,179 for the years ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

in exchange for the award.  Compensation costs related to the Employee Stock Ownership Plan are dependent upon the average stock price and the shares committed to be released to plan participants through the period in which income is reported.

Earnings (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Diluted earnings (loss) per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. Set forth below is the calculation of earnings (loss) per share. See Note 15 of the Notes to Consolidated Financial Statements.

	Years Ended June 30,
	2024	2023
Net income (loss) applicable to common stock	$(186,994)	$1,672,070

Average number of shares outstanding	2,119,189	2,189,017
Less: Average unallocated ESOP shares	76,909	80,405

Average number of common shares outstanding used to calculate basic earnings per share	2,042,280	2,108,612
Effect of dilutive restricted stock awards	-	3,897

Average number of common shares outstanding used to calculate dilutive earnings per share	2,042,280	2,112,509

Earnings (loss) per common share:
Basic	$(0.09)	$0.79
Diluted	(0.09)	0.79

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available for sale debt securities, reclassification of realized gains on sale of available for sale debt securities, unrealized loss related to debt securities classified as available for sale transferred to debt securities classified as held to maturity, and the stranded tax effect from change in tax legislation.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

Gains (Losses) on Sales of Foreclosed Assets: The Company records a gain or loss from a sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If the Company finances the sale of a foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized, and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard for the annual reporting period beginning July 1, 2025 and for interim periods beginning July 1, 2025. The Company is not currently required to report segment information and, as such, does not anticipate that the updated guidance will have a significant impact on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 2 -     Restrictions on Cash and Due from Banks

Based on the type and amount of deposits received, the Bank must maintain an appropriate cash reserve in accordance with Federal Reserve Bank reserve requirements. The total of those reserve requirements were satisfied by vault cash as of June 30, 2024 and 2023.

Note 3 -     Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of June 30, 2024 and 2023, consists of the following:

	June 30,
	2024	2023
Available for sale debt securities, at fair value	$6,606,761	$8,921,715
Held to maturity debt securities, at amortized cost	510,276	516,089
	$7,117,037	$9,437,804

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$689,588	$26	$(4,026)	$685,588
Mortgage-backed	1,347,975	22,728	(77,796)	1,292,907
Corporate bonds	5,538,606	—	(910,340)	4,628,266
	$7,576,169	$22,754	$(992,162)	$6,606,761
Held to maturity debt securities
Mortgage-backed	$510,276	$—	$(116,195)	$394,081

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$904,308	$503	$(16,739)	$888,072
Mortgage-backed	1,935,106	23,125	(111,217)	1,847,014
Corporate bonds	7,099,328	—	(912,699)	6,186,629
	$9,938,742	$23,628	$(1,040,655)	$8,921,715
Held to maturity debt securities
Mortgage-backed	$516,089	$—	$(138,043)	$378,046

There is no allowance for credit losses on available for sale and held to maturity debt securities at June 30, 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and 2023:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$(341)	$119,311	$(3,685)	$351,251	$(4,026)	$470,562
Mortgage-backed	(128)	16,339	(77,668)	1,167,758	(77,796)	1,184,097
Corporate bonds	—	—	(910,339)	4,628,266	(910,340)	4,628,266
	$(469)	$135,650	$(991,692)	$6,147,275	$(992,162)	$6,282,925

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2023
Available for sale debt securities
States and municipalities	$(16,739)	$768,052	$—	$—	$(16,739)	$768,052
Mortgage-backed	(2,879)	109,037	(108,338)	1,615,016	(111,217)	1,724,053
Corporate bonds	(90,000)	410,000	(822,699)	5,776,629	(912,699)	6,186,629
	$(109,618)	$1,287,089	$(931,037)	$7,391,645	$(1,040,655)	$8,678,734
Held to maturity debt securities
Mortgage-backed securities	$(138,043)	$378,046	$—	$—	$(138,043)	$378,046

There were 6 securities in an unrealized loss position in the less than 12-month category and 54 securities in the over 12-month category at June 30, 2024. There were 15 securities in an unrealized loss position in the less than 12 months category and 52 securities in the over 12-month category at June 30, 2023.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2024, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2024
Due in one year or less	$1,249,737	$1,228,159	$—	$—
Due from more than one to five years	369,653	366,921	—	—
Due from more than five to ten years	4,608,804	3,718,774	—	—
	6,228,194	5,313,854	—	—
Mortgage-backed securities	1,347,975	1,292,907	510,276	394,081
	$7,576,169	$6,606,761	$510,276	$394,081

Securities with a carrying value of approximately $223,000 and $415,000 as of June 30, 2024 and 2023, were pledged to secure public deposits and debt.

There were no sales of available for sale debt securities during the years ended June 30, 2024 and 2023.  The Company did recognize gains of $24,000 on bonds that matured during the year ended June 30, 2023 related to previous other than temporary impairment charges taken on these securities.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 4 -     Loans

On July 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of June 30, 2024 is in accordance with ASC 326. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (incurred loss method).

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $513,782 at June 30, 2024, from the amortized cost basis of loans.

A summary of loans by major category follows (in thousands):

	June 30, 2024	June 30, 2023
Commercial real estate	$74,316	$84,581
Commercial and industrial	5,158	6,878
Construction	1,313	1,905
One-to-four-family residential	57,808	59,563
Multi-family real estate	45,088	44,184
Consumer	1,609	2,825
Total loans	185,292	199,936
Deferred loan fees	(47)	(63)
Allowance for loan losses	(1,797)	(2,159)
Loans, net	$183,448	$197,714

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the year ended June 30, 2024:

	Allowance for Credit Losses-Loans
	(Dollars in thousands)

					Provision for
					(Recovery of)
	Beginning	Impact of			Credit	Ending
	Balance	Adoption of			Losses-	Balance
	July 1, 2023	ASC 326	Charge-offs	Recoveries	Loans	June 30, 2024
Commercial real estate	$1,196	$(818)	$—	$—	$(119)	$259
Commercial and industrial	18	5	—	—	(7)	16
Construction	6	2	—	—	20	28
One-to-four-family residential	207	1,137	—	—	(30)	1,314
Multi-family real estate	365	(147)	—	—	(43)	175
Consumer	2	11	—	3	(11)	5
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$3	$(190)	$1,797

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2023, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of  June 30, 2023:

	Commercial	Commercial		One-to-Four	Multi-Family
	Real Estate	and Industrial	Construction	Residential	Real Estate	Consumer	Unallocated	Total
June 30, 2023
Allowance for credit losses
Balance at beginning of year	$1,591,644	$32,701	$55,029	$263,951	$233,371	$601	$17,753	$2,195,050
Charge-offs	(136,753)	—	—	—	—	—	—	(136,753)
Recoveries	98,084	—	—	—	—	2,209	—	100,293
Provisions	(356,496)	(14,990)	(48,727)	(57,180)	132,030	(2,157)	347,520	—
Balance at June 30, 2023	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,196,479	17,711	6,302	206,771	365,401	653	365,273	2,158,590
Balance at end of period	$1,196,479	$17,711	$6,302	$206,771	$365,401	$653	$365,273	$2,158,590
Loans
Individually evaluated for impairment	$—	$—	$—	$117,103	$—	$—	$—	$117,103
Collectively evaluated for impairment	84,580,946	6,878,209	1,905,255	59,445,715	44,183,871	2,824,747	—	199,818,743
Balance at end of period	$84,580,946	$6,878,209	$1,905,255	$59,562,818	$44,183,871	$2,824,747	$—	$199,935,846

The following table presents a breakdown of the provision for (recovery of) credit losses for the years ended June 30, 2024 and 2023:

	2024	2023
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(190,000)	$—
Provision for unfunded commitments	—	—
Total provision for (recovery of) credit losses	$(190,000)	$—

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316

Commercial and industrial
Pass	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158

Construction
Pass	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313

One-to-four-family residential
Performing	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808

Multi-family real estate
Performing	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088
Non-performing	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088

Consumer
Performing	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609

Total loans	$10,217	$27,247	$55,445	$52,652	$16,346	$21,824	$1,561	$—	$185,292

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2023 is as follows:

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

	Performing	Nonperforming	Total
June 30, 2023
One-to-four-family residential	$59,562,818	$—	$59,562,818
Multi-family real estate	44,183,871	—	44,183,871
Consumer	2,824,747	—	2,824,747
	$106,571,436	$—	$106,571,436

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of  June 30, 2024 and 2023:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	68,031	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$68,031	$—	$—	$—

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2023
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	16,487	—	—	—
Construction	—	—	—	—
One-to-four-family residential	26,986	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$43,473	$—	$—	$—

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. There were no loans evaluated individually as of June 30, 2024.

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table summarizes individually impaired loans by class of loans as of  June 30, 2023:

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

There were no loans during the year ended June 30, 2024 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective July 1, 2023.

There were no loans modified as TDRs during the year ended June 30, 2023.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential and multi-family real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $92,177,419 and $95,988,835 as of June 30, 2024 and June 30, 2023, respectively. There was also FHLB stock of $1,329,413 and $770,273 pledged as of June 30, 2024 and June 30, 2023, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 5 -     Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2024	2023
Land and land improvements	$900,490	$738,829
Buildings	3,937,675	1,990,618
Leasehold improvements	444,239	433,395
Furniture, fixtures, and equipment	1,559,338	1,421,341
Vehicles	27,658	27,658
Right-of-use-assets	529,366	591,982
	7,398,766	5,203,823
Less accumulated depreciation	(3,313,014)	(3,075,431)
	$4,085,752	$2,128,392

Depreciation expense totaled $244,904 and $205,013 for the years ended June 30, 2024 and 2023, respectively.

Note 6 - Leases

The following tables present information about the Company’s leases as of and for the years ended June 30, 2024 and 2023:

	As of	As of
	June 30, 2024	June 30, 2023
Right-of-use-assets	$529,366	$591,982
Lease liability	524,973	585,182
Weighted average remaining lease term	6.05 years	6.88 years
Weighted average discount rate	3.38%	3.24%

	Year Ended	Year Ended
	June 30,	June 30,
	2024	2023
Operating lease costs	$127,712	$127,717
Short-term lease costs	38,280	38,280
Total lease costs	$165,992	$165,997

Cash paid for amounts included in measurement of lease liabilities	$125,215	$124,090

As of June 30,
2024
Lease payments due

Year ending June 30, 2025	$120,569
Year ending June 30, 2026	119,825
Year ending June 30, 2027	110,555
Year ending June 30, 2028	44,542
Year ending June 30, 2029	43,200
Thereafter	144,000
Total	582,691
Discount	57,718
Lease liability	$524,973

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 7- Foreclosed Assets

Real estate owned activity was as follows:

	Year	Year
	Ended	Ended
	June 30, 2024	June 30, 2023
Balance July 1,	$2,334,560	$—
Loans transferred to real estate owned	—	2,087,809
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Net gain on sale of foreclosed assets	—	246,751
Balance June 30	$2,334,560	$2,334,560

Activity in the valuation allowance is as follows:

	Year	Year
	Ended	Ended
	June 30, 2024	June 30, 2023
Balance July 1,	$—	$—
Provisions charged to expense	937,100	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance June 30	$937,100	$—

Expenses related to foreclosed assets are as follows:

	Year	Year
	Ended	Ended
	June 30, 2024	June 30, 2023
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	937,100	—
Operating expenses, net of rental income	97,492	—
Balance June 30	$1,034,592	$—

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,000 being recorded during the year ended June 30, 2024.

Note 8 -     Cash Surrender Value Life Insurance

The Company is the owner and the beneficiary of life insurance policies on certain directors and officers of the Company, with aggregate death benefits of approximately $18,045,000 as of June 30, 2024. The cash surrender value on the policies amounted to $8,972,785 and $8,724,198 as of June 30, 2024 and 2023, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 9 -     Deposits

The scheduled maturities of certificates of deposit are as follows:

Years Ending June 30,
2025	$44,829,942
2026	9,606,274
2027	11,570,177
2028	1,052,040
2029	386,414
Thereafter	272,888
$67,717,735

Certificates of deposit that meet or exceed $250,000 at June 30, 2024 and 2023 were $23,317,115 (including brokered deposits of $13,434,000) and $38,627,407 (including brokered deposits of $22,158,000), respectively.

Note 10 -     Borrowings

There was $13.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2024 and $8.0 million as of June 30, 2023. The borrowings at June 30, 2024 consisted of a $3.0 million 6 month term advance maturing August 21, 2024 and two - $5.0 million 5-year term callable putable advances with maturity dates in August 2028 and December 2028 which have call dates beginning in September, 2024 and October, 2024. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The borrowings at June 30, 2023 consisted of $5.0 million and $3.0 million putable advances. The $5.0 million putable advance with the maturity date of March 17, 2028 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 18, 2023. The $3 million putable advance with the maturity date of April 11, 2028 can be called quarterly until maturity at the option of the FHLB, with the next call option being October 11, 2023. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $92,177,419 and $95,988,835 as of June 30, 2024 and 2023, respectively. There was FHLB stock of $1,329,413 and $770,273 pledged as of June 30, 2024 and June 30, 2023, respectively. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2024.

Information concerning FHLB advances is set forth below.

	June 30,
	2024	2023
Balance at end of year	$13,000,000	$8,000,000
Maximum outstanding at any month end	$23,000,000	$14,000,000
Weighted average interest rate at end of year	4.19%	2.97%
Average interest rate during year	3.84%	3.15%

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 11 -     Related Party Transactions

In the ordinary course of business, the Company has granted loans to its principal officers, directors, and their affiliates. There were no such loans as of June 30, 2024 and 2023.

Deposits from related parties held by the Bank at June 30, 2024 and 2023, amounted to $824,439 and $1,075,609, respectively.

Note 12 -    Income Taxes

Deferred tax asset and liability consist of the following components as of June 30, 2024 and 2023:

	2024	2023
Deferred tax asset
Net operating loss	$212,557	$—
Allowance for loan losses	448,749	459,764
Available for sale debt securities	203,576	277,048
Lease liability	144,001	160,516
Equity compensation	6,162	7,559
Accrued expenses	43,792	45,983
Impairment of foreclosed assets, net	257,047	—
Other	21,536	7,121
Subtotal	1,337,420	957,991
Less valuation allowance	(321,355)	—
	1,016,065	957,991

Deferred tax liability
Property and equipment	62,866	60,384
Mortgage servicing rights	213,038	224,419
Right-of-use-asset	145,205	162,381
Deferred loan costs	14,616	23,858
Other	—	33
	435,725	471,075
Net deferred tax asset	$580,340	$486,916

The provision for (benefit from) income taxes charged (credited) to income for the years ended June 30, 2024 and 2023, consist of the following:

	2024	2023
Current tax expense	$79,248	$195,171
Deferred tax expense (benefit)	(138,356)	249,564
	$(59,108)	$444,735

Income tax benefit was $59,000 for the year ended June 30, 2024, a decrease of $504,000, as compared to income tax expense of $445,000 for the year ended June 30, 2023. The decrease in income tax expense was primarily the result of a decrease in income (loss) before income taxes of $2.4 million which was offset by a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the year ended June 30, 2024.

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company recorded a valuation allowance of $321,000 as a complete offset of the state deferred tax impact associated with its net deferred tax assets. The deferred tax balance associated with the Company’s Wisconsin net operating loss carryforward of $3.3 million existing as of June 30, 2024 was reduced to zero as a component of the valuation allowance. No federal valuation allowance was deemed necessary as of June 30, 2024.

A summary of income taxes compared to the federal income tax statutory rate is set forth below.

	2024	2023
At Federal statutory rate at 21%	$(51,681)	$444,529
Adjustments resulting from:
Tax exempt interest	(5,008)	(5,365)
Wisconsin change in tax law	112,058	—
Earnings and gain on bank owned life insurance	(52,245)	(104,520)
State tax, net of federal benefit	(321,355)	112,009
Equity compensation	23,534	5,664
Increase/decrease in valuation allowance	321,355	—
Other	(85,766)	(7,582)
Income tax expense	$(59,108)	$444,735

Note 13 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution. Profit sharing expense charged to operations was $68,175 and $69,794 for the years ended June 30, 2024 and 2023, respectively.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $33,936 (upon the release of 3,496 shares) and $40,127 (upon the release of 3,496 shares) of compensation expense related to this plan for the years ended June 30, 2024 and 2023.  At June 30, 2024, there were 75,161 shares not yet released having an aggregate market value of approximately $675,697. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 14 -    Self-Funded Health Insurance

The Company has established an employee medical benefit plan to self-insure claims up to $30,000 per plan year for each individual and with a stop-loss per plan year for participants in the aggregate of approximately $1,000,000. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. Health insurance expense recorded for the years ended June 30, 2024 and 2023 was $512,595 and $599,119, respectively. The liability recognized for claims incurred but not yet paid was $83,557 and $56,596 as of June 30, 2024 and 2023, respectively. Management believes the recorded liability for health care costs is sufficient to cover estimated claims, including claims incurred but not yet reported.

Note 15 - Stock-Based Compensation

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

Stock Options

On June 28, 2022, a total of 73,194 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (18,572 and 54,622 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2024, a director and employee retired resulting in the forfeiture of 7,647 options.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

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

Stock option expense amortized to expense for the years ended June 30, 2024 and 2023 was $65,050 and $46,328, respectively. At June 30, 2024, total unrecognized compensation expense related to stock options was $212,979, and will be amortized to expense over a period of 3.5 years. As of June 30, 2024, there were 4,368 stock option awards available for future awards under this plan.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

A summary of stock option activity and related information for the years ended June 30, 2024 and 2023 was as follows.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2022	73,194	$11.16	10.00	$-
Granted, May 16, 2023	39,330	8.90	10.00	-
Exercised	-	-	-	-
Forfeited	(7,647)	11.16	10.00	-
Outstanding, June 30, 2023	104,877	10.31	9.33	19,272
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, June 30, 2024	-	-	-	-
	104,877	$10.31	8.33	$142,337

Exercisable, June 30, 2024	34,740	$10.61	8.22	$56,895

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards.  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  Restricted stock expense was $94,050 and $84,300 for the years ended June 30, 2024 and 2023, respectively. At June 30, 2024, future compensation expense related to non-vested restricted stock outstanding was $291,437 which will be amortized over a remaining period of 3.5 years. As of June 30, 2024, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the year ended June 30, 2024, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, July 1, 2022	40,203	$11.16
Granted, May 16, 2023	6,261	8.90
Exercised	(7,424)	11.16
Forfeited	(3,059)	11.16
Outstanding, June 30, 2023	35,981	10.77
Exercised	(8,682)	10.83
Forfeited	-	-
Outstanding, June 30, 2024	27,299	$10.75

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Note 16 -     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the years ended June 30, 2024 and 2023, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2024
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive income before reclassifications (net of tax)	37,611	—	37,611
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	4,930	4,930
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(10,472)	—	(10,472)
Balance, end of period	$(712,843)	$(39,945)	$(752,788)
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income (Loss) as Interest Income - Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2023
Balance, beginning of period	$(318,344)	$(50,685)	$(369,029)
Other comprehensive loss before reclassifications (net of tax)	(404,176)	—	(404,176)
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	5,810	5,810
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	(17,462)	—	(17,462)
Balance, end of period	$(739,982)	$(44,875)	$(784,857)
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Net Gains on Securities Transactions ($24,000) and Provision for Income Taxes of ($6,538).

Note 17 -     Minimum Regulatory Capital Requirements

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%.  The CBLR framework  also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of June 30, 2024 and June 30, 2023.

As of June 30, 2024 and June 30, 2023, management believes the Bank has met all capital adequacy requirements to which it is subject. As of June 30, 2024 and June 30, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,380	13.04%	$18,025	>	8.0%	$20,278	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2023	(Dollars in thousands)
Tier I Capital to Average Assets	$29,030	12.02%	$19,321	>	8.0%	$21,736	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2024, the Bank’s net worth was $28,955,130 and general loan loss reserve was $1,797,116, totaling 13.91% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2023, the Bank’s net worth was $28,246,139 and general loan loss reserve was $2,158,590 totaling 12.67% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 18 -    Commitments and Contingent Liabilities

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

At June 30, 2024 and 2023, the following financial instruments were outstanding where contract amounts represent credit risk:

	June 30, 2024	June 30, 2023
Commitments to grant loans	$1,341,500	$407,904
Unused commitments under lines of credit	3,691,619	4,718,652
MPF credit enhancements	658,008	625,701

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

Of the outstanding commitments to grant loans at June 30, 2024, 19% were at fixed interest rates and 81% were at variable interest rates. Of the outstanding commitments to grant loans at June 30, 2023, 100% were at fixed interest rates and 0% were at variable interest rates.

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

Note 19 -    Fair Value of Assets and Liabilities

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and 2023:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Available for sale debt securities
States and municipalities	$685,588	$—	$685,588	$—
Mortgage-backed	1,292,907	—	1,292,907	—
Corporate bonds	4,628,266	—	3,168,266	1,460,000
Total assets	$6,606,761	$—	$5,146,761	$1,460,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Available for sale debt securities
States and municipalities	$888,072	$—	$888,072	$—
Mortgage-backed	1,847,014	—	1,847,014	—
Corporate bonds	6,186,629	—	4,606,629	1,580,000
Total assets	$8,921,715	$—	$7,341,715	$1,580,000

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Non-Recurring

	June 30,	June 30,	Valuation	Unobservable	Range
	2024	2023	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO), net	$1,397,460	$2,334,560	Collateral valuation	Discount from market value	2024:10%-75%
					2023:10%-75%

Recurring

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2024 and 2023. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at July 1, 2022	$1,900,000

Unrealized (losses) included in other comprehensive income (loss)	(320,000)

Balance at June 30, 2023	1,580,000

Unrealized (losses) included in other comprehensive income (loss)	(120,000)

Balance at June 30, 2024	$1,460,000

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	June 30, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,977,438	$2,977,438	$2,272,088	$2,272,088
Federal funds sold	7,495,000	7,495,000	9,503,000	9,503,000
Interest bearing deposits in other financial institutions	199,888	199,888	3,762,139	3,762,139
Available for sale debt securities	6,601,761	6,601,761	8,921,715	8,921,715
Held to maturity debt securities	510,276	394,081	516,089	378,046
Loans, net	183,447,633	172,191,000	197,713,756	177,582,000
Investment in restricted stock	1,329,413	1,329,413	770,273	770,273
Accrued interest receivable	597,768	597,768	612,724	612,724
Financial Liabilities
Deposits	$172,980,754	$156,433,000	$197,254,306	$179,325,000
Federal Home Loan Bank (FHLB) advances	13,000,000	13,000,000	8,000,000	8,000,000
Accrued interest payable	287,072	287,072	74,580	74,580

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

The estimated fair value of fee income on letters of credit at June 30, 2024 and 2023 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2024 and 2023.

Note 20 -    Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent holding company, Marathon Bancorp, Inc., as of June 30, 2024 and 2023 and for the years then ended.

Parent Only Condensed Balance Sheets

	June 30,
	2024	2023
Assets
Cash in bank subsidiary	$ 3,374,104	$ 3,374,104
Investment in subsidiary, at underlying equity	28,955,130	28,727,937
Loan receivable-ESOP	794,906	819,411
Other assets	52,700	40,827
Total Assets	$ 33,176,840	$ 32,962,279

Liabilities and Stockholders' Equity
Liabilities:
Due to subsidiary bank	$ 1,870,281	$ 1,679,109
Other liabilities	11,775	3,652
Total liabilities	1,882,056	1,682,761

Stockholders' equity:
Total stockholders' equity	31,294,784	31,279,518
Total liabilities and stockholders' equity	$ 33,176,840	$ 32,962,279

Parent Only Condensed Statements of Income

	Years Ended June 30,
	2024	2023
Interest income:
Income on ESOP loan	$ 26,233	$ 27,017
Total interest income	26,233	27,017

Non-interest expenses:
Other non-interest expense	(97,863)	(80,020)
Total non-interest expense	(97,863)	(80,020)

Loss before income tax benefit	(71,630)	(53,003)
Income tax benefit	(15,923)	(17,345)

Income before equity in undistributed earnings (loss) of bank	(55,707)	(35,658)

Equity in undistributed earnings (loss) of bank	(131,287)	1,707,728

Net income (loss)	($ 186,994)	$ 1,672,070

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

Parent Only Condensed Statements of Cash Flows

	Years Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	($ 186,994)	$ 1,672,070
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income (loss) of bank	131,287	(1,707,728)
Increase in other assets	(11,873)	(11,364)
Increase (decrease) in other liabilities	8,123	(81)
Net cash used in operating activities	(59,457)	(47,103)

Cash flows from investing activities:
Principal payments on loan receivable-ESOP	24,505	23,734
Net cash provided by investing activities	24,505	23,734

Cash flows from financing activities:
Purchase and retirement of treasury stock	(156,220)	(1,371,844)
Loan from subsidiary bank	191,172	1,395,213
Net cash provided by financing activities	34,952	23,369

Net change in cash and cash equivalents	-	-

Cash and cash equivalents-beginning of year	3,374,104	3,374,104

Cash and cash equivalents-end of year	$ 3,374,104	$ 3,374,104

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of June 30, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2024, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission.”  Based on this assessment, management concludes that, as of June 30, 2024, the Company’s internal control over financial reporting is effective.

There were no changes made in our internal controls during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Marathon Bancorp, Inc. is an emerging growth company.

ITEM 9B: OTHER INFORMATION

During the fourth fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at June 30, 2024.

Name	Age	Positions Held With the Company
Nicholas W. Zillges	47	President and Chief Executive Officer
Nora Spatz	67	Executive Vice President and Chief Administrative Officer
Michelle Knopf	53	Executive Vice President/Director of Mortgage Services
Joy Selting-Buchberger	55	Senior Vice President and Chief Financial Officer
Terry Cornish	55	Senior Vice President and Chief Credit Officer

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

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2024.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements-The Company’s consolidated financial statements, for the years ended June 30, 2024 and 2023, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

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

10.1

Employment Agreement between Marathon Bank and Nicholas W. Zillges, dated April 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.2

Change in Control Agreement between Marathon Bank and Nora Spatz, dated April 14, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.3

Change in Control Agreement between Marathon Bank and Michelle Knopf, dated April 14, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.4

2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2022 (file No. 000-56269)) †

10.5

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.6

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.7

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.8

Change in Control Agreement between Marathon Bank and Joy C. Selting-Buchberger, dated April 14, 2021 (incorporated by reference to Exhibit 10.8 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 20, 2023) †

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

Marathon Bancorp, Inc.

Date:	September 26, 2024	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nicholas W.Zillges	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2024
Nicholas W.Zillges

/s/ Joy C. Selting-Buchberger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2024
Joy C. Selting-Buchberger

/s/ Amy Zientara	Chairwoman	September 26, 2024
Amy Zientara

/s/ Thomas Grimm	Director	September 26, 2024
Thomas Grimm

/s/ Timothy R. Wimmer	Director	September 26, 2024
Timothy R. Wimmer

/s/ Ann M. Werth	Director	September 26, 2024
Ann M. Werth