Form 10-Q
period 2024-09-30
Marathon Bancorp, Inc. /MD/
filed 2024-11-13
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 12, 2024, there were 2,134,487 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	September 30, 2024	2024
Assets
Cash and due from banks	$1,958,034	$2,977,438
Federal funds sold	13,064,000	7,495,000
Cash and cash equivalents	15,022,034	10,472,438
Interest bearing deposits held in other financial institutions	319,260	199,888
Debt securities available for sale	6,599,610	6,606,761
Debt securities held to maturity, at amortized cost (fair value $421,745 and $394,081)	501,490	510,276
Loans, net of allowance of $1,642,056 and $1,797,116, respectively	176,155,458	183,447,633
Interest receivable	532,670	597,768
Foreclosed assets, net	1,397,460	1,397,460
Investment in restricted stock, at cost	1,329,413	1,329,413
Cash surrender value life insurance	9,039,781	8,972,785
Premises and equipment, net	4,011,116	4,085,752
Deferred tax assets	510,585	580,340
Other assets	1,031,466	1,033,499
Total assets	$216,450,343	$219,234,013
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$23,148,856	$25,936,461
Interest bearing	149,016,412	147,044,293
Total deposits	172,165,268	172,980,754
Federal Home Loan Bank (FHLB) advances	10,000,000	13,000,000
Other liabilities	2,697,828	1,958,475
Total liabilities	184,863,096	187,939,229
Commitments and Contingent Liabilities ( see note 14)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,135,412 and 2,140,412 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	20,920	20,970
Additional paid-in capital	7,251,607	7,254,534
Retained earnings	25,698,588	25,523,681
Unearned ESOP shares, at cost	(742,873)	(751,613)
Accumulated other comprehensive loss	(640,995)	(752,788)
Total stockholders' equity	31,587,247	31,294,784
Total liabilities and stockholders' equity	$216,450,343	$219,234,013

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2024	2023
Interest Income
Loans, including fees	$2,075,879	$2,180,645
Debt securities	46,463	57,963
Other	189,855	166,529
Total interest income	2,312,197	2,405,137
Interest Expense
Deposits	771,355	762,801
Borrowings and other	120,748	79,016
Total interest expense	892,103	841,817
Net Interest Income	1,420,094	1,563,320
Provision for (Recovery of) Credit Losses	(155,000)	41,000
Net Interest Income After Provision for (Recovery of) Credit Losses	1,575,094	1,522,320
Non-Interest Income
Service charges on deposit accounts	31,639	31,279
Mortgage banking income	87,913	130,604
Increase in cash value of life insurance	66,996	59,974
Other income	6,686	6,382
Total non-interest income	193,234	228,239
Non-Interest Expenses
Salaries and employee benefits	835,188	772,790
Occupancy and equipment expenses	240,457	169,822
Data processing and office	114,734	109,644
Professional fees	156,619	170,736
Marketing expenses	14,712	15,189
Foreclosed assets, net	17,572	13,620
Other expenses	173,540	211,082
Total non-interest expenses	1,552,822	1,462,883
Income Before Income Taxes	215,506	287,676
Provision for Income Taxes	40,599	201,479
Net Income	$174,907	$86,197

Net income per common share-basic	$0.09	$0.04
Net income per common share-diluted	$0.09	$0.04
Weighted average number of common shares outstanding-basic	2,035,131	2,043,296
Weighted average number of common shares outstanding-diluted	2,035,131	2,046,349

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	September 30,
	2024	2023
Net Income	$174,907	$86,197
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale debt securities
Unrealized holding gains (losses) arising during the period	143,828	(118,316)
Tax effect	(30,204)	24,837
Net amount	113,624	(93,479)
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,257	1,539
Other comprehensive income (loss)	111,793	(91,940)
Comprehensive Income (Loss)	$286,700	$(5,743)

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2024	$—	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784
Net income	—	—	—	174,907	—	—	174,907
Other comprehensive income	—	—	—	—	—	111,793	111,793
ESOP shares committed to be released (874 shares)	—	—	1,747	—	8,740	—	10,487
Stock based compensation	—	—	39,776	—	—	—	39,776
Purchase and retirement of common stock shares (5,000 shares)	—	(50)	(44,450)	—	—	—	(44,500)
Balance, September 30, 2024	$—	$20,920	$7,251,607	$25,698,588	$(742,873)	$(640,995)	$31,587,247

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$—	$21,141	$7,252,506	$25,577,300	$(786,572)	$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses	—	—	—	133,375	—	—	133,375
Net income	—	—	—	86,197	—	—	86,197
Other comprehensive loss	—	—	—	—	—	(91,940)	(91,940)
ESOP shares committed to be released (874 shares)	—	—	1,716	—	8,740	—	10,456
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, September 30, 2023	$—	$21,141	$7,293,997	$25,796,872	$(777,832)	$(876,797)	$31,457,381

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	September 30,
	2024	2023
Operating Activities
Net income	$174,907	$86,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,118	44,825
Provision for (recovery of) credit losses	(155,000)	41,000
Stock based compensation	39,775	39,775
ESOP expense	10,487	10,456
Net amortization of discounts and premiums on debt securities	13,919	24,044
Amortization of deferred loan fees, net	(13,100)	(11,561)
Net gain on sale of loans	(47,069)	(65,867)
Net change in deferred taxes	36,463	139,805
Earnings on cash value of life insurance	(66,996)	(59,974)
Decrease in interest receivable	65,098	78,537
Originations of loans held for sale	(1,815,159)	(2,601,000)
Proceeds from loans held for sale	1,862,228	2,666,867
Net change in operating leases	1,011	649
Net change in other assets	2,033	(362,649)
Net change in other liabilities	766,525	335,577
Net Cash Provided by Operating Activities	945,240	366,681
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(119,372)	(179,130)
Proceeds from maturities, calls and repayments of debt securities available for sale	136,854	153,377
Proceeds from maturities and calls of debt securities held to maturity	10,250	7,509
Increase in restricted stock	—	(45,569)
Net decrease in loans	7,460,275	196,279
Purchases of property and equipment	(23,665)	(1,647,636)
Net Cash Provided by (Used in) Investing Activities	7,464,342	(1,515,170)
Financing Activities
Net change in deposits	(815,486)	(8,646,179)
Proceeds from FHLB advances	—	5,000,000
Repayments of FHLB advances	(3,000,000)	—
Purchase and retirement of common stock	(44,500)	—
Net Cash Used in Financing Activities	(3,859,986)	(3,646,179)
Net Change in Cash and Cash Equivalents	4,549,596	(4,794,668)
Cash and Cash Equivalents, Beginning of Year	10,472,438	11,775,088
Cash and Cash Equivalents, End of Period	$15,022,034	$6,980,420
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$1,127,013	$771,411
Taxes	—	191,000

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

The Bank is a Wisconsin stock savings bank, which conducts its business through five facilities. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County and Ozaukee County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposit; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans. In addition, the Bank has two nonbank subsidiaries for the purpose of temporarily holding a foreclosed property pending the liquidation of this property and to hold the real estate of its branch in Brookfield, Wisconsin.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 2024 are not necessarily indicative of the results for the year ending June 30, 2025 or any other period. For further information, refer to the consolidated financial statements and notes thereto for the years ended June 30, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2024.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard for the annual reporting period beginning July 1, 2024 and for interim periods beginning July 1, 2025. The Company is not currently required to report segment information and, as such, does not anticipate that the updated guidance will have a significant impact on its consolidated financial statements.

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

	Unaudited
	For the Three Months
	Ended September 30,
	2024	2023

Net income applicable to common stock	$174,907	$86,197

Average number of shares outstanding	2,109,855	2,121,516
Less: Average unallocated ESOP shares	74,724	78,220

Average number of common shares outstanding used to calculate basic earnings per share	2,035,131	2,043,296
Effect of dilutive restricted stock awards	-	3,053
Average number of common shares outstanding used to calculate diluted earnings per share	2,035,131	2,046,349

Earnings per common share:
Basic	$0.09	$0.04
Diluted	0.09	0.04

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2024
Available for sale debt securities
States and municipalities	$689,657	$501	$(855)	$689,303
Mortgage-backed	1,208,509	24,228	(48,533)	1,184,204
Corporate bonds	5,527,021	—	(800,918)	4,726,103
	$7,425,187	$24,729	$(850,306)	$6,599,610
Held to maturity debt securities
Mortgage-backed	$501,490	$—	$(79,745)	$421,745

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$689,588	$26	$(4,026)	$685,588
Mortgage-backed	1,347,975	22,728	(77,796)	1,292,907
Corporate bonds	5,538,606	—	(910,340)	4,628,266
	$7,576,169	$22,754	$(992,162)	$6,606,761
Held to maturity debt securities
Mortgage-backed	$510,276	$—	$(116,195)	$394,081

There is no allowance for credit losses on available for sale and held to maturity debt securities at September 30, 2024 and June 30, 2024. Securities with a carrying value of approximately $182,000 and $223,000 as of September 30, 2024 and June 30, 2024, respectively, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2024, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2024
Due in one year or less	$1,245,363	$1,235,766	$—	$—
Due from more than one to five years	369,686	369,603	—	—
Due from more than five to ten years	4,601,629	3,810,037	—	—
	6,216,678	5,415,406	—	—
Mortgage-backed securities	1,208,509	1,184,204	501,490	421,745
	$7,425,187	$6,599,610	$501,490	$421,745

There were no sales of available for sale debt securities during the three month periods ended September 30, 2024 and 2023. The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and June 30, 2024:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2024
Available for sale debt securities
States and municipalities	$—	$—	$(855)	$354,116	$(855)	$354,116
Mortgage-backed	—	—	(48,533)	993,482	(48,533)	993,482
Corporate bonds	—	—	(800,918)	4,726,103	(800,918)	4,726,103
	$—	$—	$(850,306)	$6,073,701	$(850,306)	$6,073,701

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$(341)	$119,311	$(3,685)	$351,251	$(4,026)	$470,562
Mortgage-backed	(128)	16,339	(77,668)	1,167,758	(77,796)	1,184,097
Corporate bonds	—	—	(910,340)	4,628,266	(910,340)	4,628,266
	$(469)	$135,650	$(991,693)	$6,147,275	$(992,162)	$6,282,925

There were no securities in an unrealized loss position in the less than 12 months category and 46 securities in the 12 months or more category at September 30, 2024. There were 6 securities in an unrealized loss position in the less than 12 months category and 54 securities in the 12 months or more category at June 30, 2024. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $483,721 at September 30, 2024 and $513,782 as of June 30, 2024, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	September 30, 2024	June 30, 2024

	(Dollars in thousands)
Commercial real estate	$70,361	$74,316
Commercial and industrial	4,650	5,158
Construction	—	1,313
One-to-four-family residential	57,596	57,808
Multi-family real estate	43,704	45,088
Consumer	1,527	1,609
Total loans	177,838	185,292
Deferred loan fees	(41)	(47)
Allowance for credit losses	(1,642)	(1,797)
Loans, net	$176,155	$183,448

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2024 and 2023:

	Allowance for Credit Losses-Loans-Three Months Ended September 30, 2024
	(Dollars in thousands)

					Provision for
					(Recovery of)
					Credit
	Beginning				Losses-	Ending
	Balance		Charge-offs	Recoveries	Loans	Balance
	July 1, 2024					September 30, 2024
Commercial real estate	$259		$—	$—	$(15)	$244
Commercial and industrial	16		—	—	(1)	15
Construction	28		—	—	(28)	—
One-to-four-family residential	1,314		—	—	(104)	1,210
Multi-family real estate	175		—	—	(7)	168
Consumer	5		—	—	—	5
Total loans	$1,797		$—	$—	$(155)	$1,642

	Allowance for Credit Losses-Loans-Three Months Ended September 30, 2023
	(Dollars in thousands)

	Beginning				Provision for
	Balance				(Recovery of)
	Prior to	Impact of			Credit
	Adoption of	Adoption of			Losses-	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
	July 1, 2023					September 30, 2023
Commercial real estate	$1,196	$(818)	$—	$—	$2	$380
Commercial and industrial	18	5	—	—	—	23
Construction	6	2	—	—	(2)	6
One-to-four-family residential	207	1,137	—	—	44	1,388
Multi-family real estate	365	(147)	—	—	7	225
Consumer	2	11	—	—	(10)	3
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$—	$41	$2,025

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months
	Ended
	September 30,
	2024	2023
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(155,000)	$41,000
Provision for unfunded commitments	—	—
Total provision for (recovery of) credit losses	$(155,000)	$41,000

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, collateral adequacy, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial and industrial, commercial real estate loans and multi-family real estate loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Pass – Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the paying capacity, the current net worth, and the value of the loan collateral of the obligor.

Watch -    A watch grade is assigned to any credit that is adequately secured and performing but monitored for a number of indicators.  These characteristics may include, but are not limited to:  any unexpected short-term adverse financial performance from budgeted projections or prior period results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.), any managerial or personal problems of company management, a decline in the entire industry or local economic conditions, failure to provide financial information or other documentation as requested, issues regarding delinquency, overdrafts, or renewals, and any other issues that cause concern for the company.

Special Mention – The characteristics of a special mention asset have potential weaknesses that deserve the Company’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are considered criticized assets.  Characteristics of special mention loans may include:  continued adverse financial trends relating to declining sales, profits, margins, balance sheet ratios, increasing debt to worth, and trade debt issues; cash flows declining in coverage, a repeated lack of compliance with Bank requests for information, correction of a violation of loan covenants, lack of current or adequate financial information or documentation, or more serious managerial or declining industry conditions.  Weakness identified in a special mention credit should be short-term in nature.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$159	$4,711	$4,409	$25,355	$19,871	$14,861	$333	$—	$69,699
Watch	—	—	662	—	—	—	—	—	662
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$159	$4,711	$5,071	$25,355	$19,871	$14,861	$333	$—	$70,361

Commercial and industrial
Pass	$—	$110	$747	$1,466	$1,905	$399	$23	$—	$4,650
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$—	$110	$747	$1,466	$1,905	$399	$23	$—	$4,650

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family real estate
Pass	$—	$1,824	$8,209	$14,296	$13,270	$3,277	$55	$—	$40,931
Watch	—	—	499	2,274	—	—	—	—	2,773
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$—	$1,824	$8,708	$16,570	$13,270	$3,277	$55	$—	$43,704

One-to-four-family residential
Performing	$836	$3,259	$11,146	$11,088	$13,606	$17,661	$—	$—	$57,596
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$836	$3,259	$11,146	$11,088	$13,606	$17,661	$—	$—	$57,596

Consumer
Performing	$6	$49	$51	$125	$3	$39	$1,254	$—	$1,527
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$6	$49	$51	$125	$3	$39	$1,254	$—	$1,527

Total loans	$1,001	$9,953	$25,723	$54,604	$48,655	$36,237	$1,665	$—	$177,838

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316

Commercial and industrial
Pass	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158

Construction
Pass	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313

Multi-family real estate
Pass	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088

One-to-four-family residential
Performing	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808

Consumer
Performing	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609

Total loans	$10,217	$27,247	$55,445	$52,652	$16,346	$21,824	$1,561	$—	$185,292

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of September 30, 2024 and June 30, 2024:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
September 30, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	152,044	67,733	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$152,044	$67,733	$—	$—

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	68,031	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$68,031	$—	$—	$—

There were no loans during the three months ended September 30, 2024 and 2023 that were modified to borrowers experiencing financial difficulty. There were no collateral dependent loans as of September 30, 2024 or June 30, 2024.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $68,475,319 and $92,177,419 as of September 30, 2024 and June 30, 2024, respectively. There was also FHLB stock of $1,329,413 as of September 30, 2024 and June 30, 2024. The Company also has a collateral pledge agreement with the FRB securing multi-family real estate loans. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledging agreement. The amount of eligible collateral was $17,161,119 as of September 30, 2024.

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

The following tables present information about the Company’s leases as of and for the three months ended September 30, 2024 and 2023 and as of June 30, 2024:

	As of	As of
	September 30,	June 30,
	2024	2024
Right-to-use assets (included in premises and equipment on consolidated balance sheets)	$501,484	$529,366
Lease liability (included in other liabilities on consolidated balance sheets)	497,801	524,973
Weighted average remaining lease term	5.92 years	6.05 years
Weighted average discount rate	3.38%	3.38%

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2024	2023
Operating lease costs	$31,914	$31,929
Short-term lease costs	9,570	9,570
Total lease costs	$41,484	$41,499

Cash paid for amounts included in measurement of lease liabilities	$31,554	$31,281

		As of
		September 30,
		2024
Lease payments due

Nine months ending June 30, 2025		$89,015
Year ending June 30, 2026		119,825
Year ending June 30, 2027		110,555
Year ending June 30, 2028		44,542
Year ending June 30, 2029		43,200
Thereafter		144,000
Total		551,137
Discount		53,336
Lease liability		$497,801

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Balance July 1,	$2,334,560	$2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	$2,334,560	$2,334,560

Activity in the valuation allowance is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Balance July 1,	$937,100	$—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance September 30,	$937,100	$—

Expenses related to foreclosed assets include:

	Three Months	Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	17,572	13,620
Balance September 30,	$17,572	$13,620

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. The Bank is pursuing legal remedies against the previous owner of the property.

Note 7 - Deposits

Major classifications of deposits are as follows as of September 30, 2024 and June 30, 2024. Brokered deposits totaled $13.4 million at September 30, 2024 and June 30, 2024.

	Unaudited
	At September 30, 2024		At June 30, 2024
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$23,148,856	13.45%	$25,936,461	14.99%
Demand, NOW, money market accounts	41,479,921	24.09%	39,570,222	22.88%
Savings accounts	38,851,224	22.57%	39,757,336	22.98%
Certificates of deposit	68,685,267	39.89%	67,716,735	39.15%
Total	$172,165,268	100.00%	$172,980,754	100.00%

Note 8- Borrowings

There was $10.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of September 30, 2024 consisting of two - $5.0 million, 5-year term callable putable advances with maturity dates in August 2028 and December 2028 which have call dates beginning in September, 2024 and October, 2024.  These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

There was $13.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2024. The borrowings at June 30, 2024 consisted of a $3.0 million 6 month term advance maturing August 21, 2024 and two - $5.0 million 5-year term callable putable advances with maturity dates in August 2028 and December 2028 which have call dates beginning in September, 2024 and October, 2024. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $68,475,319 and $92,177,419 as of September 30, 2024 and June 30, 2024, respectively. There was FHLB stock of $1,329,413 pledged as of September 30, 2024 and June 30, 2024. The Bank also has eligible collateral to borrow from the Federal Reserve Bank of $17,161,119. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledge agreement. There is also an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at September 30, 2024 and June 30, 2024.

Note 9- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2024 and 2023, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2024
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	113,624	—	113,624
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,257	1,257
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—	(3,088)
Balance, end of period	$(602,307)	$(38,688)	$(640,995)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2023
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive loss before reclassifications (net of tax)	(93,479)	—	(93,479)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,539	1,539
Balance, end of period	$(833,461)	$(43,336)	$(876,797)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

Note 10- Provision for Income Taxes

Income tax expense was $41,000 for the three months ended September 30, 2024, a decrease of $160,000, as compared to income tax expense of $201,000 for the three months ended September 30, 2023. The decrease in income tax expense was primarily the result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the three months ended September 30, 2023. A summary of income tax expense compared to the federal income tax statutory rate is set forth below.

	2024	2023
At Federal statutory rate at 21%	$45,626	$60,412
Adjustments resulting from:
Wisconsin change in tax law	-	112,058
Earnings on bank owned life insurance	(14,069)	(12,594)
State tax, net of federal benefit	-	-
Other	9,042	41,603
Provision for Income Taxes	$40,599	$201,479

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of September 30, 2024 and June 30, 2024.

As of September 30, 2024 and June 30, 2024, management believes the Bank has met all capital adequacy requirements to which it is subject. As of September 30, 2024 and June 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,606	13.42%	$17,649	>	8.0%	$19,855	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,380	13.04%	$18,025	>	8.0%	$20,278	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At September 30, 2024, the Bank’s net worth was $29,294,407 and general loan loss reserve was $1,642,056 totaling 14.29% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2024, the Bank’s net worth was $28,955,130 and general loan loss reserve was $1,797,116, totaling 13.91% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 12 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $10,487 (upon the release of 874 shares) and $10,456 (upon the release of 874 shares) of compensation expense related to this plan for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there were 74,287 shares not yet released having an aggregate market value of approximately $668,583. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

Stock option expense amortized to expense for the three months ended September 30, 2024 and 2023 was $16,262 and $16,262, respectively. At September 30, 2024, total unrecognized compensation expense related to stock options was $196,717, and will be amortized to expense over a period of 3.25 years. As of September 30, 2024, there were 4,368 stock option awards available for future awards under this plan.

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

A summary of stock option activity and related information for the three months ended September 30, 2024 was as follows.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2024	104,877	$10.31	8.33	$3,540
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2024	104,877	10.31	8.06	3,933

Exercisable, September 30, 2024	40,640	$10.54	7.98	$1,114

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). Restricted stock expense was $23,513 and $23,513 for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, future compensation expense related to non-vested restricted stock outstanding was $267,924 which will be amortized over a remaining period of 3.25 years. As of September 30, 2024, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the three months ended September 30, 2024, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2024	27,299	$10.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2024	27,299	$10.75

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

As of September 30, 2024 and June 30, 2024, the following financial instruments were outstanding where contract amounts represent credit risk:

	September 30, 2024	June 30, 2024
Commitments to grant loans	$842,500	$1,341,500
Unused commitments under lines of credit	3,726,811	3,691,619
MPF credit enhancements	677,540	658,008

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of September 30, 2024, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and June 30, 2024:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Available for sale debt securities
States and municipalities	$689,303	$—	$689,303	$—
Mortgage-backed	1,184,204	—	1,184,204	—
Corporate bonds	4,726,103	—	3,226,103	1,500,000
Total assets	$6,599,610	$—	$5,099,610	$1,500,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Available for sale debt securities
States and municipalities	$685,588	$—	$685,588	$—
Mortgage-backed	1,292,907	—	1,292,907	—
Corporate bonds	4,628,266	—	3,168,266	1,460,000
Total assets	$6,606,761	$—	$5,146,761	$1,460,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2024 and June 30, 2024. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2024	2023
Balance at July 1,	$1,460,000	$1,580,000

Unrealized gains (losses) included in other comprehensive income (loss)	40,000	(120,000)

Balance at September 30,	$1,500,000	$1,460,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	Unaudited
	September 30,	June 30,	Valuation	Unobservable	Range
	2024	2024	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$1,397,460	$1,397,460	Collateral valuation	Discount from market value	2024: 10%-75%

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	September 30, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,958,034	$1,958,034	$2,977,438	$2,977,438
Federal funds sold	13,064,000	13,064,000	7,495,000	7,495,000
Interest bearing deposits in other financial institutions	319,260	319,260	199,888	199,888
Available for sale debt securities	6,599,610	6,599,610	6,601,761	6,601,761
Held to maturity debt securities	501,490	421,745	510,276	394,081
Loans, net	176,155,458	167,632,000	183,447,633	172,191,000
Investment in restricted stock	1,329,413	1,329,413	1,329,413	1,329,413
Interest receivable	532,670	532,670	597,768	597,768
Financial Liabilities
Deposits	$172,165,268	$160,143,000	$172,980,754	$156,433,000
Federal Home Loan Bank (FHLB) advances	10,000,000	10,000,000	13,000,000	13,000,000
Accrued interest payable	538,709	538,709	287,072	287,072

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

The estimated fair value of fee income on letters of credit at September 30, 2024 and June 30, 2024 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2024 and June 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as filed with the Securities and Exchange Commission on September 26, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	political instability or civil unrest;
●	acts of war or terrorism or pandemics such as the recent COVID-19 pandemic;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts and net gains in the cash surrender value of bank owned life insurance. Other sources of non-interest income sometimes include net gain or losses on sales and calls of securities, net gain or loss on disposal of foreclosed assets and other income.

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

The allowance for credit losses (“ACL”) at September 30, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Total Assets. Total assets decreased $2.8 million, or 1.3%, to $216.5 million at September 30, 2024 from $219.2 million at June 30, 2024. The decrease was primarily due to a decrease in net loans of $7.3 million, or 4.0%, which was offset by an increase in cash and cash equivalents of $4.5 million, or 43.4%. The remaining asset categories showed no significant changes when comparing September 30, 2024 with June 30, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents increased $4.5 million, or 43.4%, to $15.0 million at September 30, 2024 from $10.5 million at June 30, 2024, primarily due to a decrease in net loans of $7.3 million which was offset by a decrease in borrowings of $3.0 million.

Debt Securities Available for Sale. Total debt securities available for sale remained substantially unchanged at $6.6 million when comparing September 30, 2024 with June 30, 2024.

Loans. Gross loans decreased $7.5 million, or 4.0%, to $177.8 million at September 30, 2024 from $185.3 million at June 30, 2024. The decrease was due to a decrease in all categories of loans. Commercial real estate loans decreased by $4.0 million or 5.3%. Multi-family real estate loans decreased by $1.4 million or 3.1%. Construction loans decreased by $1.3 million to no construction loans being held at September 30, 2024 compared to $1.3 million being held at June 30, 2024. The decrease in construction loans was primarily due to all construction loans being converted to permanent financings. The remaining categories of loan decreases (commercial real estate, multi-family real estate, commercial and industrial and one-to-four-family residential loans) were primarily due to repayments exceeding new loan growth.

The following table presents the commercial real estate portfolio by industry sector at September 30, 2024 and June 30, 2024.

	Loans by Industry Sector		Loans by Industry Sector
	At September 30,	Percentage of	At June 30,	Percentage of
	2024	Total	2024	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,259%	1.79	$1,278%	1.72
Warehouse	1,028	1.46	1,041	1.40
Retail	646	0.92	692	0.93
Accommodation and food service	166	0.24	177	0.24
Mixed use	1,941	2.76	1,960	2.64
Other real estate	297	0.42	301	0.41
Total owner occupied real estate	5,337	7.59	5,449	7.33

Non-owner occupied real estate:
Office	7,234	10.28	7,333	9.87
Warehouse	1,604	2.28	1,594	2.14
Industrial	21,140	30.05	21,308	28.67
Retail	29,415	41.81	32,983	44.38
Accommodation and food service	1,678	2.38	1,694	2.28
Mixed use	1,632	2.32	1,639	2.21
Land	1,935	2.75	1,804	2.43
Other real estate	386	0.55	512	0.69
Total non-owner occupied real estate	65,024	92.41	68,867	92.67

Total commercial real estate loans	$70,361%	100.00	$74,316%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $1.4 million when comparing September 30, 2024 with June 30, 2024.

Deposits. Total deposits decreased slightly by $815,000, or 0.5%, to $172.2 million at September 30, 2024 from $173.0 million at June 30, 2024. The decrease in deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. There was also a shift from non-interest bearing deposits to interest bearing deposits of approximately $2.0 million as customers moved their deposits to higher rate products at the Bank.

Federal Home Loan Bank (FHLB) Advances. FHLB advances decreased $3.0 million to $10.0 million at September 30, 2024 compared to $13.0 million in FHLB advances at June 30, 2024 as the Bank paid down a term borrowing of $3.0 million that matured in August 2024.

Stockholders’ Equity. Total stockholders’ equity increased by $292,000 when comparing September 30, 2024 with June 30, 2024 due to net income of $175,000 and a decrease in accumulated other comprehensive loss of $112,000 resulting from an increase in the fair market value of the debt securities available for sale portfolio due to favorable changes in market interest rates.

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

	For the Three Months Ended September 30,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$179,709	$2,076	4.66%	$197,135	$2,181	4.46%
Debt securities	7,077	46	2.60%	9,308	58	2.50%
Cash and cash equivalents	11,844	161	5.50%	12,756	153	4.84%
Other	1,329	29	8.94%	782	12	6.76%
Total interest-earning assets	199,959	2,312	4.67%	219,981	2,404	4.41%
Noninterest-earning assets	20,234			18,232
Total assets	$220,193			$238,213
Interest-bearing liabilities:
Demand, NOW and money market deposits	$44,456	178	1.60%	$47,172	160	1.35%
Savings deposits	38,945	14	0.14%	41,169	14	0.13%
Certificates of deposit	68,565	579	3.39%	84,785	588	2.78%
Total interest-bearing deposits	151,966	771	2.03%	173,126	762	1.76%
FHLB advances and other borrowings	11,645	121	4.19%	9,772	79	3.25%
Total interest-bearing liabilities	163,611	892	2.18%	182,898	841	1.84%
Non-interest bearing demand deposits	25,490			24,284
Other non-interest bearing liabilities	1,662			1,820
Total liabilities	190,763			209,002
Total stockholders' equity	29,430			29,211
Total liabilities and stockholders' equity	$220,193			$238,213
Net interest income		$1,420			$1,563
Net interest rate spread (2)			2.49%			2.57%
Net interest-earning assets (3)	$36,348			$37,083
Net interest margin (4)			2.85%			2.85%
Average interest-earning assets to interest-bearing liabilities	122.22%			120.28%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(195)	$90	$(105)
Debt securities	(14)	2	(12)
Cash and cash equivalents	(11)	19	8
Other	9	8	17
Total interest-earning assets	(211)	119	(92)
Interest-bearing liabilities:
Demand, NOW and money market deposits	(9)	27	18
Savings deposits	(1)	1	—
Certificates of deposit	(113)	104	(9)
Total interest-bearing deposits	(123)	132	9
FHLB advances and other borrowings	15	27	42
Total interest-bearing liabilities	(108)	159	51
Change in net interest income	$(103)	$(40)	$(143)

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income was $175,000 for the three months ended September 30, 2024, an increase of $89,000, or 102.9%, from net income of $86,000 for the three months ended September 30, 2023. The increase in net income was primarily attributable to a decrease in the provision for (recovery of) credit losses from a provision for credit losses of $41,000 for the three months ended September 30, 2023 to a recovery of credit losses of $155,000 for the three months ended September 30, 2024. The provision for income taxes also decreased by $161,000. These increases were offset by a decrease in net interest income of $143,000, a decrease in non-interest income of $35,000 and an increase in non-interest expenses of $90,000.

Interest Income. Interest income decreased by $93,000, or 3.9%, to $2.3 million for the three months ended September 30, 2024 as compared to $2.4 million for the three months ended September 30, 2023 primarily due to a decrease in loan interest income of $105,000 offset by an increase in other interest income of $23,000. Income from debt securities decreased slightly by $12,000.

Loan interest income decreased by $105,000, or 4.8%, to $2.1 million for the three months ended September 30, 2024 as compared to $2.2 million for the three months ended September 30, 2023, due to a decrease in the average balance of the loan portfolio of $17.4 million, or 8.8%, which was offset by an increase in the average yield on loans of 20 basis points. The average balance of the loan portfolio decreased by $17.4 million, or 8.8%, to $179.7 million for the three months ended September 30, 2024 from $197.1 million for the three months ended September 30, 2023. The decrease in the average balance of the loan portfolio was primarily related to repayments exceeding new loan growth. The average yield on the loan portfolio increased by 20 basis points from 4.46% for the three months ended September 30, 2023 to 4.66% for the three months ended September 30, 2024 as a result of higher interest rates.

Debt securities interest income decreased by $12,000, or 20.7%, to $46,000 for the three months ended September 30, 2024 from $58,000 for the three months ended September 30, 2023 due to a decrease of $2.2 million in the average balance of debt securities to $7.1 million for the three months ended September 30, 2024 from $9.3 million for the three months ended September 30, 2023. Offsetting the decrease in average balance, was a ten basis points increase in the average yield on the debt securities portfolio to 2.60% for the three months ended September 30, 2024 from 2.50% for the three months ended September 30, 2023 as a result of the higher interest rate environment. The average balance of debt securities continued to decrease as a result of securities paydowns.

Interest Expense. Interest expense increased $50,000, or 6.0%, to $892,000 for the three months ended September 30, 2024 from $842,000 for the three months ended September 30, 2023, due to an increase of $42,000 in interest paid on borrowings and an increase of $9,000 in interest paid on deposits.

Interest expense on deposits increased $9,000, or 1.1%, to $771,000 for the three months ended September 30, 2024 from $763,000 for the three months ended September 30, 2023 due to an increase in the average rate paid on all deposit categories, offset by a decrease in the average balances of all deposit categories. The average rate paid on deposits increased by 27 basis points to 2.03% for the three months ended September 30, 2024 from 1.76% for the three months ended September 30, 2023. The increase in the average rate paid on all deposit categories was due to higher interest rates. All categories of deposit average balances decreased when comparing the three months ended September 30, 2024 with the three months ended September 30, 2023 with the average balance of deposits decreasing by $21.2 million, or 12.2%, to $152.0 million for the three months ended September 30, 2024. The decrease in the average balances of all deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. In addition, we had a $4.2 million brokered certificate of deposit that matured in March 2024.

Interest paid on FHLB borrowings increased $42,000, from $79,000 for the three months ended September 30, 2023 to $121,000 for the three months ended September 30, 2024. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $1.9 million to $11.6 million for the three months ended September 30, 2024 and an increase in the average rate paid on borrowings of 94 basis points from 3.25% for the three months ended September 30, 2023 to 4.19% for the three months ended September 30, 2024 due to an increase in borrowing costs.

Net Interest Income. Net interest income decreased by $143,000, or 9.2%, to $1.4 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023. Net interest-earning assets decreased by $735,000, or 2.0%, to $36.3 million for the three months ended September 30, 2024 from $37.1 million for the three months ended September 30, 2023. Net interest rate spread decreased by eight basis points to 2.49% for the three months ended September 30, 2024 from 2.57% for the three months ended September 30, 2023, reflecting a 34 basis points increase in the average rate paid on interest-bearing liabilities which was offset by a 26 basis points increase in the average yield on interest-earning assets. The net interest margin remained unchanged at 2.85% for the three months ended September 30, 2024 and September 30, 2023. The increase in the average yield on interest earning assets for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in the average yield of all interest-earning asset categories related to the increase in market interest rates over the past year. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories to maintain customers and keep the rates in line with what the competitors were offering.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $155,000 for the three months ended September 30, 2024 compared to a provision for credit losses of $41,000 for the three months ended September 30, 2023. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years and a $7.5 million decline in the loan portfolio due primarily to repayments in the commercial real estate and multi-family real estate loan portfolios. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.6 million, or 0.92%, of loans outstanding at September 30, 2024 and $2.0 million, or 1.01%, of loans outstanding at September 30, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$32	$31	$1	3.2%
Mortgage banking	88	131	(43)	(32.8)%
Increase in cash surrender value of BOLI	67	60	7	11.7%
Other	6	6	—	—%
Total non-interest income	$193	$228	$(35)	(15.4)%

Non-interest income decreased by $35,000 to $193,000 for the three months ended September 30, 2024 from $228,000 for the three months ended September 30, 2023 due primarily to a decrease in mortgage banking income which was related to higher mortgage rates which led to less loan originations.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$835	$773	$62	8.0%
Occupancy and equipment	240	170	70	41.2%
Data processing and office	115	110	5	4.5%
Professional fees	157	171	(14)	(8.2)%
Marketing expenses	15	15	—	—%
Foreclosed assets, net	18	14	4	28.6%
Other	173	210	(37)	(17.6)%
Total non-interest expenses	$1,553	$1,463	$90	6.2%

Non-interest expenses were $1.6 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023. The increase was primarily related to an increase in salaries and employee benefits and occupancy and equipment expenses related to the new branch which opened in January 2024.

Provision for Income Taxes. Income tax expense was $41,000 for the three months ended September 30, 2024, a decrease of $160,000, as compared to income tax expense of $201,000 for the three months ended September 30, 2023. The decrease in income tax expense was primarily the result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the three months ended September 30, 2023.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30, 2024			At June 30, 2024
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

(In thousands)
Real estate loans:
One- to- four-family residential	$152	$68	$—	$—	$68	$—	$—	$—
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$152	$68	$—	$—	$68	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At September 30,	At June 30,
	2024	2024

(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	—	—
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	1,397	1,397
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	1,397	1,397
Total non-performing assets	$1,397	$1,397
Total non-performing loans to total loans	—%	—%
Total non-performing loans to total assets	—%	—%
Total non-performing assets to total assets	0.65%	0.64%

Non-performing assets include other real estate owned of $1.4 million, at September 30, 2024 and June 30, 2024. During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allowance for credit loss is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” or “Watch” by our management. There were no loans classified as substandard, doubtful or loss in the Company’s loan portfolio as of September 30, 2024 or June 30, 2024.

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

The allowance for credit losses (“ACL”) at September 30, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

For the Three Months Ended
September 30,
	2024	2023

(Dollars in thousands)
Allowance at beginning of period	$1,797	$2,159
Implementation of CECL	—	(175)
Provision for (recovery of) credit losses	(155)	41
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial loans and industrial	—	—
Consumer	—	—
Total charge-offs	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance at end of period	$1,642	$2,025
Allowance to non-performing loans	—%	—%
Allowance to total loans outstanding at the end of the period	0.92%	1.01%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%
Multifamily	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

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

	At September 30, 2024			At June 30, 2024

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$244	14.9%	39.6%	$259	14.4%	40.1%
Commercial and industrial	15	0.9%	2.6%	16	0.9%	2.8%
Construction	—	—%	—%	28	1.6%	0.7%
One-to-four-family residential	1,210	73.7%	32.4%	1,314	73.1%	31.2%
Multi-family real estate	168	10.2%	24.6%	175	9.7%	24.3%
Consumer	5	0.3%	0.9%	5	0.3%	0.9%
Total	$1,642	100%	100%	$1,797	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2024, we had a $77.3 million line of credit with the Federal Home Loan Bank of Chicago, which had $10.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. At September 30, 2024, the Bank did not borrow any additional funds from the Federal Reserve or from the correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $945,000 and $367,000 of cash provided by operating activities for the three months ended September 30, 2024 and 2023, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $7.5 million provided by investing activities compared to $1.5 million used in investing activities for the three months ended September 30, 2024 and 2023, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $3.9 million used in financing activities compared to $3.6 million being used in financing activities for the three months ended September 30, 2024 and 2023, respectively.

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

At September 30, 2024, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 11-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2024, we had outstanding commitments to originate loans of $4.6 million, and $385,000 in outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2024 totaled $46.3 million, which include $4.4 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of September 30, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of September 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. Set forth below are repurchases made during the three months ended September 30, 2024. All shares of common stock repurchased will be retired.

				Approximate Number
			Total Number of Shares	of Shares That
			Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased	Per Share	Or Programs	Programs
July 1-31, 2024	-	$-	-	92,875
August 1-31,2024	5,000	$8.850	5,000	87,875
September 1-30, 2024	-	$-	-	87,875

Total	5,000	$8.850	5,000	87,875

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the first fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three months ended September 30, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: November 13, 2024	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)