Form 10-Q
period 2024-12-31
Marathon Bancorp, Inc. /MD/
filed 2025-02-13
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of February 12, 2025, there were 2,135,761 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	December 31, 2024	2024
Assets
Cash and due from banks	$2,816,315	$2,977,438
Federal funds sold	13,356,000	7,495,000
Cash and cash equivalents	16,172,315	10,472,438
Interest bearing deposits held in other financial institutions	111,958	199,888
Debt securities available for sale	6,242,354	6,606,761
Debt securities held to maturity, at amortized cost (fair value $371,672 and $394,081)	499,867	510,276
Loans, net of allowance of $1,650,738 and $1,797,116, respectively	176,927,491	183,447,633
Interest receivable	590,449	597,768
Foreclosed assets, net	1,397,460	1,397,460
Investment in restricted stock, at cost	1,329,413	1,329,413
Cash surrender value life insurance	9,106,975	8,972,785
Premises and equipment, net	3,946,573	4,085,752
Deferred tax assets	521,320	580,340
Other assets	1,085,304	1,033,499
Total assets	$217,931,479	$219,234,013
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$23,292,647	$25,936,461
Interest bearing	150,124,605	147,044,293
Total deposits	173,417,252	172,980,754
Federal Home Loan Bank (FHLB) advances	10,000,000	13,000,000
Other liabilities	2,829,308	1,958,475
Total liabilities	186,246,560	187,939,229
Commitments and Contingent Liabilities ( see note 14)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,134,487 and 2,140,412 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	20,920	20,970
Additional paid-in capital	7,283,086	7,254,534
Retained earnings	25,749,715	25,523,681
Unearned ESOP shares, at cost	(734,134)	(751,613)
Accumulated other comprehensive loss	(634,668)	(752,788)
Total stockholders' equity	31,684,919	31,294,784
Total liabilities and stockholders' equity	$217,931,479	$219,234,013

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2024	2023	2024	2023
Interest Income
Loans, including fees	$2,037,941	$2,189,698	$4,113,820	$4,370,343
Debt securities	44,868	57,041	91,331	115,004
Other	184,416	155,644	374,271	322,173
Total interest income	2,267,225	2,402,383	4,579,422	4,807,520
Interest Expense
Deposits	763,506	759,390	1,534,861	1,522,191
Borrowings and other	97,622	157,146	218,370	236,162
Total interest expense	861,128	916,536	1,753,231	1,758,353
Net Interest Income	1,406,097	1,485,847	2,826,191	3,049,167
Provision for (Recovery of) Credit Losses	8,000	(135,000)	(147,000)	(94,000)
Net Interest Income After Provision for (Recovery of) Credit Losses	1,398,097	1,620,847	2,973,191	3,143,167
Non-Interest Income
Service charges on deposit accounts	28,920	32,543	60,559	63,822
Mortgage banking income	76,755	74,798	164,668	205,402
Increase in cash value of life insurance	67,193	61,214	134,189	121,188
Other income	7,433	7,958	14,119	14,340
Total non-interest income	180,301	176,513	373,535	404,752
Non-Interest Expenses
Salaries and employee benefits	834,453	760,697	1,669,641	1,533,487
Occupancy and equipment expenses	210,273	212,223	450,730	382,045
Data processing and office	99,660	106,750	214,394	216,394
Professional fees	185,010	217,087	341,629	387,823
Marketing expenses	13,933	24,732	28,645	39,921
Foreclosed assets, net	5,228	23,021	22,800	36,641
Other expenses	177,195	209,947	350,735	421,029
Total non-interest expenses	1,525,752	1,554,457	3,078,574	3,017,340
Income Before Provision for (Recovery of) Income Taxes	52,646	242,903	268,152	530,579
Provision for (Recovery of) Income Taxes	1,519	(29,197)	42,118	172,282
Net Income	$51,127	$272,100	$226,034	$358,297

Net income per common share-basic	$0.03	$0.13	$0.11	$0.18
Net income per common share-diluted	$0.03	$0.13	$0.11	$0.18
Weighted average number of common shares outstanding-basic	2,034,266	2,044,170	2,034,699	2,043,733
Weighted average number of common shares outstanding-diluted	2,035,211	2,044,170	2,034,699	2,043,733

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	December 31,
	2024	2023
Net Income	$51,127	$272,100
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	9,808	79,533
Tax effect	(2,060)	(16,700)
Net amount	7,748	62,833
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,767)	(3,815)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,346	1,178
Other comprehensive income	6,327	60,196
Comprehensive Income	$57,454	$332,296

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Six Months Ended
	December 31,
	2024	2023
Net Income	$226,034	$358,297
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale debt securities
Unrealized holding gains (losses) arising during the period	153,636	(38,783)
Tax effect	(32,264)	8,137
Net amount	121,372	(30,646)

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(5,855)	(3,815)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	2,603	2,717
Other comprehensive income (loss)	118,120	(31,744)
Comprehensive Income	$344,154	$326,553

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2024	$—	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784
Net income	—	—	—	174,907	—	—	174,907
Other comprehensive income	—	—	—	—	—	111,793	111,793
ESOP shares committed to be released (874 shares)	—	—	1,747	—	8,740	—	10,487
Stock based compensation	—	—	39,776	—	—	—	39,776
Purchase and retirement of common stock shares (5,000 shares)	—	(50)	(44,450)	—	—	—	(44,500)
Balance, September 30, 2024	—	20,920	7,251,607	25,698,588	(742,873)	(640,995)	31,587,247
Net income	—	—	—	51,127	—	—	51,127
Other comprehensive income	—	—	—	—	—	6,327	6,327
ESOP shares committed to be released (874 shares)	—	—	(7,691)	—	8,739	—	1,048
Stock based compensation	—	—	39,170	—	—	—	39,170
Balance, December 31, 2024	$—	$20,920	$7,283,086	$25,749,715	$(734,134)	$(634,668)	$31,684,919

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$—	$21,141	$7,252,506	$25,577,300	$(786,572)	$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses	—	—	—	133,375	—	—	133,375
Net income	—	—	—	86,197	—	—	86,197
Other comprehensive loss	—	—	—	—	—	(91,940)	(91,940)
ESOP shares committed to be released (874 shares)	—	—	1,716	—	8,740	—	10,456
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, September 30, 2023	—	21,141	7,293,997	25,796,872	(777,832)	(876,797)	31,457,381
Net income	—	—	—	272,100	—	—	272,100
Other comprehensive income	—	—	—	—	—	60,196	60,196
ESOP shares committed to be released (874 shares)	—	—	(6,265)	—	8,740	—	2,475
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, December 31, 2023	$—	$21,141	$7,327,507	$26,068,972	$(769,092)	$(816,601)	$31,831,927

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31,
	2024	2023
Operating Activities
Net income	$226,034	$358,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,121	92,875
Provision for (recovery of) credit losses	(147,000)	(94,000)
Stock based compensation	78,946	79,550
ESOP expense	11,535	12,931
Net amortization of discounts and premiums on debt securities	28,279	45,100
Amortization of deferred loan fees, net	(23,479)	(21,395)
Net gain on sale of loans	(88,082)	(99,853)
Net change in deferred taxes	20,901	143,005
Earnings on cash value of life insurance	(134,189)	(121,188)
Decrease (increase) in interest receivable	7,319	(29,690)
Originations of loans held for sale	(4,135,841)	(4,113,200)
Proceeds from loans held for sale	4,223,923	4,213,053
Net change in operating leases	692	1,297
Net change in other assets	(51,805)	(190,193)
Net change in other liabilities	900,506	713,029
Net Cash Provided by Operating Activities	1,058,860	989,618
Investing Activities
Net change in interest-bearing deposits in other financial institutions	87,930	(1,190,133)
Proceeds from maturities, calls and repayments of debt securities available for sale	489,296	1,298,438
Proceeds from maturities and calls of debt securities held to maturity	13,479	9,504
Increase in restricted stock	—	(388,052)
Net decrease in loans	6,690,621	3,527,475
Purchases of property and equipment	(32,307)	(1,993,237)
Net Cash Provided by Investing Activities	7,249,019	1,263,995
Financing Activities
Net change in deposits	436,498	(17,907,160)
Proceeds from FHLB advances	—	12,000,000
Repayments of FHLB advances	(3,000,000)	—
Purchase and retirement of common stock	(44,500)	—
Net Cash Used in Financing Activities	(2,608,002)	(5,907,160)
Net Change in Cash and Cash Equivalents	5,699,877	(3,653,547)
Cash and Cash Equivalents, Beginning of Year	10,472,438	11,775,088
Cash and Cash Equivalents, End of Period	$16,172,315	$8,121,541
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$1,274,504	$1,564,148
Taxes	—	191,000

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2024 are not necessarily indicative of the results for the year ending June 30, 2025 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the years ended June 30, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2024.

On December 10, 2024, the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Mutual Holding Company will undertake a “second-step” conversion and the Bank, the Company’s wholly owned subsidiary, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Pursuant to the Plan, (i) the shares of the Company’s common stock held by persons other than the Mutual Holding Company (the shares held by the Mutual Holding Company will be canceled) will be converted into new shares of the Company’s common stock based on an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares of Company common stock purchased in the stock offering described below and cash received in lieu of issuance of fractional shares of Company common stock, and as adjusted to reflect certain assets held by the Mutual Holding Company), and (ii) the Company will offer and sell shares of common stock, representing the ownership interest of the Mutual Holding Company in the Company, in a subscription offering and, if necessary, in a community offering and a syndicated community offering. The Plan establishes September 30, 2023 as the eligibility record date for determining the eligible account holders of the Bank entitled to receive first priority non-transferable subscription rights to subscribe for shares of Company common stock in the subscription offering. The number and price of shares of Company common stock to be sold in the offering and the exchange ratio will be based on the Company’s pro forma market value on a fully converted basis, as determined by an independent appraisal.

The Plan is subject to regulatory approval as well as approval by the depositors of the Bank and by the Company’s stockholders (including approval by the holders of a majority of the outstanding shares of the Company’s common stock held by persons other than the Mutual Holding Company).

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard for the annual reporting period beginning July 1, 2024 and for interim periods beginning July 1, 2025. The Company does not anticipate that the updated guidance will have a significant impact on its consolidated financial statements.

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

	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2024	2023	2024	2023

Net income applicable to common stock	$51,127	$272,100	$226,034	$358,297

Average number of shares outstanding	2,108,116	2,121,516	2,108,986	2,121,516
Less: Average unallocated ESOP shares	73,850	77,346	74,287	77,783

Average number of common shares outstanding used to calculate basic earnings per share	2,034,266	2,044,170	2,034,699	2,043,733
Effect of dilutive restricted stock awards	945	—	-	—
Average number of common shares outstanding used to calculate diluted earnings per share	2,035,211	2,044,170	2,034,699	2,043,733

Earnings per common share:
Basic	$0.03	$0.13	$0.11	$0.18
Diluted	0.03	0.13	0.11	0.18

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2024
Available for sale debt securities
States and municipalities	$449,722	$362	$(1,148)	$448,936
Mortgage-backed	1,092,879	22,612	(61,468)	1,054,023
Corporate bonds	5,515,525	—	(776,130)	4,739,395
	$7,058,126	$22,974	$(838,746)	$6,242,354
Held to maturity debt securities
Mortgage-backed	$499,867	$—	$(128,195)	$371,672

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$689,588	$26	$(4,026)	$685,588
Mortgage-backed	1,347,975	22,728	(77,796)	1,292,907
Corporate bonds	5,538,606	—	(910,340)	4,628,266
	$7,576,169	$22,754	$(992,162)	$6,606,761
Held to maturity debt securities
Mortgage-backed	$510,276	$—	$(116,195)	$394,081

There is no allowance for credit losses on available for sale and held to maturity debt securities at December 31, 2024 and June 30, 2024. Securities with a carrying value of approximately $144,000 and $223,000 as of December 31, 2024 and June 30, 2024, respectively, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2024, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2024
Due in one year or less	$1,001,013	$999,037	$—	$—
Due from more than one to five years	449,722	448,936	—	—
Due from more than five to ten years	4,514,512	3,740,358	—	—
	5,965,247	5,188,331	—	—
Mortgage-backed securities	1,092,879	1,054,023	499,867	371,672
	$7,058,126	$6,242,354	$499,867	$371,672

There were no sales of available for sale debt securities during the three and six month periods ended December 31, 2024 and 2023. There were also no transfers of debt securities between categories during the three and six month periods ended December 31, 2024 and 2023. The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and June 30, 2024:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2024
Available for sale debt securities
States and municipalities	$—	$—	$(1,148)	$113,852	$(1,148)	$113,852
Mortgage-backed	(798)	75,463	(60,670)	873,013	(61,468)	948,476
Corporate bonds	—	—	(776,130)	4,739,395	(776,130)	4,739,395
	$(798)	$75,463	$(837,948)	$5,726,260	$(838,746)	$5,801,723

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$(341)	$119,311	$(3,685)	$351,251	$(4,026)	$470,562
Mortgage-backed	(128)	16,339	(77,668)	1,167,758	(77,796)	1,184,097
Corporate bonds	—	—	(910,340)	4,628,266	(910,340)	4,628,266
	$(469)	$135,650	$(991,693)	$6,147,275	$(992,162)	$6,282,925

There were 10 securities in an unrealized loss position in the less than 12 months category and 44 securities in the 12 months or more category at December 31, 2024. There were 6 securities in an unrealized loss position in the less than 12 months category and 54 securities in the 12 months or more category at June 30, 2024. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $507,980 at December 31, 2024 and $513,782 as of June 30, 2024, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	December 31, 2024	June 30, 2024

	(Dollars in thousands)
Commercial real estate	$70,600	$74,316
Commercial and industrial	4,714	5,158
Construction	—	1,313
One-to-four-family residential	57,407	57,808
Multi-family real estate	44,053	45,088
Consumer	1,841	1,609
Total loans	178,615	185,292
Deferred loan fees	(37)	(47)
Allowance for credit losses	(1,651)	(1,797)
Loans, net	$176,927	$183,448

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three and six months ended December 31, 2024 and 2023:

	Allowance for Credit Losses-Loans-Three Months Ended December 31, 2024
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	October 1, 2024				December 31, 2024
Commercial real estate	$244	$—	$—	$18	$262
Commercial and industrial	15	—	—	(1)	14
Construction	—	—	—	—	—
One-to-four-family residential	1,210	—	—	(1)	1,209
Multi-family real estate	168	—	—	(11)	157
Consumer	5	—	1	3	9
Total loans	$1,642	$—	$1	$8	$1,651

	Allowance for Credit Losses-Loans-Three Months Ended December 31, 2023
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	October 1, 2023				December 31, 2023
Commercial real estate	$380	$—	$—	$(36)	$344
Commercial and industrial	23	—	—	(2)	21
Construction	6	—	—	—	6
One-to-four-family residential	1,388	—	—	(93)	1,295
Multi-family real estate	225	—	—	(7)	218
Consumer	3	—	1	3	7
Total loans	$2,025	$—	$1	$(135)	$1,891

	Allowance for Credit Losses-Loans-Six Months Ended December 31, 2024
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2024				December 31, 2024
Commercial real estate	$259	$—	$—	$3	$262
Commercial and industrial	16	—	—	(2)	14
Construction	28	—	—	(28)	—
One-to-four-family residential	1,314	—	—	(105)	1,209
Multi-family real estate	175	—	—	(18)	157
Consumer	5	—	1	3	9
Total loans	$1,797	$—	$1	$(147)	$1,651

	Allowance for Credit Losses-Loans-Six Months Ended December 31, 2023
	(Dollars in thousands)

	Beginning				Provision for
	Balance				(Recovery of)
	Prior to	Impact of			Credit
	Adoption of	Adoption of			Losses-	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
	July 1, 2023					December 31, 2023
Commercial real estate	$1,196	$(818)	$—	$—	$(34)	$344
Commercial and industrial	18	5	—	—	(2)	21
Construction	6	2	—	—	(2)	6
One-to-four-family residential	207	1,137	—	—	(49)	1,295
Multi-family real estate	365	(147)	—	—	—	218
Consumer	2	11	—	1	(7)	7
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$1	$(94)	$1,891

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2024	2023	2024	2023
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$8,000	$(135,000)	$(147,000)	$(94,000)
Provision for unfunded commitments	—	—	—	—
Total provision for (recovery of) credit losses	$8,000	$(135,000)	$(147,000)	$(94,000)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$4,535	$4,616	$4,386	$25,117	$19,804	$9,621	$163	$—	$68,242
Watch	—	—	660	—	—	1,698	—	—	2,358
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$4,535	$4,616	$5,046	$25,117	$19,804	$11,319	$163	$—	$70,600

Commercial and industrial
Pass	$450	$72	$691	$1,334	$1,800	$343	$24	$—	$4,714
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$450	$72	$691	$1,334	$1,800	$343	$24	$—	$4,714

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family real estate
Pass	$592	$1,818	$8,175	$14,214	$13,195	$3,249	$55	$—	$41,298
Watch	—	—	497	2,258	—	—	—	—	2,755
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$592	$1,818	$8,672	$16,472	$13,195	$3,249	$55	$—	$44,053

One-to-four-family residential
Performing	$1,383	$3,243	$11,089	$11,006	$13,492	$17,194	$—	$—	$57,407
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$1,383	$3,243	$11,089	$11,006	$13,492	$17,194	$—	$—	$57,407

Consumer
Performing	$143	$45	$45	$112	$1	$17	$1,478	$—	$1,841
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$143	$45	$45	$112	$1	$17	$1,478	$—	$1,841

Total loans	$7,103	$9,794	$25,543	$54,041	$48,292	$32,122	$1,720	$—	$178,615

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316

Commercial and industrial
Pass	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158

Construction
Pass	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313

Multi-family real estate
Pass	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088

One-to-four-family residential
Performing	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808

Consumer
Performing	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609

Total loans	$10,217	$27,247	$55,445	$52,652	$16,346	$21,824	$1,561	$—	$185,292

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of December 31, 2024 and June 30, 2024:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
December 31, 2024
Commercial real estate	$140,328	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	215,864	99,734	—	—
Multi-family real estate	—	—	—	—
Consumer	13,816	—	—	—
Total	$370,008	$99,734	$—	$—

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	68,031	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$68,031	$—	$—	$—

There were no loans during the three and six months ended December 31, 2024 and 2023 that were modified to borrowers experiencing financial difficulty. There were no collateral dependent loans as of December 31, 2024 or June 30, 2024.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $66,545,533 and $92,177,419 as of December 31, 2024 and June 30, 2024, respectively. There was also FHLB stock of $1,329,413 as of December 31, 2024 and June 30, 2024. The Company also has a collateral pledge agreement with the FRB securing multi-family real estate loans. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledging agreement. The amount of eligible collateral was $17,587,910 as of December 31, 2024.

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

The following tables present information about the Company’s leases as of and for the three and six months ended December 31, 2024 and 2023 and as of June 30, 2024:

			As of	As of
			December 31,	June 30,
			2024	2024
Right-of-use assets (included in premises and equipment on consolidated balance sheets)			$499,001	$529,366
Lease liability (included in other liabilities on consolidated balance sheets)			495,300	524,973
Weighted average remaining lease term			5.63 years	6.05 years
Weighted average discount rate			3.36%	3.38%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Operating lease costs	$55,383	$31,929	$87,297	$63,859
Short-term lease costs	10,070	9,570	19,640	19,140
Total lease costs	$65,453	$41,499	$106,937	$82,999

Cash paid for amounts included in measurement of lease liabilities	$31,281	$31,281	$62,562	$62,562

				As of
				December 31,
				2024
Lease payments due

Six months ending June 30, 2025				$63,488
Year ending June 30, 2026				127,980
Year ending June 30, 2027				118,710
Year ending June 30, 2028				48,620
Year ending June 30, 2029				43,200
Thereafter				144,000
Total				545,998
Discount				50,698
Lease liability				$495,300

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Six Months	Six Months
	Ended	Ended
	December 31, 2024	December 31, 2023
Balance July 1,	$2,334,560	$2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	2,334,560	2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	$2,334,560	$2,334,560

Activity in the valuation allowance is as follows:

	Six Months	Six Months
	Ended	Ended
	December 31, 2024	December 31, 2023
Balance July 1,	$937,100	$—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance September 30,	937,100	—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance December 31,	$937,100	$—

Expenses related to foreclosed assets include:

	Six Months	Six Months
	Ended	Ended
	December 31, 2024	December 31, 2023
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	17,572	13,620
Balance September 30,	17,572	13,620
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	5,228	23,021
Balance December 31,	$22,800	$36,641

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. No subsequent valuation allowance was recognized during the six months ended December 31, 2024. We expect a small recovery in connection with a settlement of litigation relating to this property in the quarter ending March 31, 2025.

Note 7 - Deposits

Major classifications of deposits are as follows as of December 31, 2024 and June 30, 2024. Brokered deposits totaled $13.4 million at December 31, 2024 and June 30, 2024.

	Unaudited
	At December 31, 2024		At June 30, 2024
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$23,292,647	13.43%	$25,936,461	14.99%
Demand, NOW, money market accounts	45,225,385	26.08%	39,570,222	22.88%
Savings accounts	37,406,169	21.57%	39,757,336	22.98%
Certificates of deposit	67,493,051	38.92%	67,716,735	39.15%
Total	$173,417,252	100.00%	$172,980,754	100.00%

Note 8- Borrowings

There was $10.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of December 31, 2024 consisting of two - $5.0 million, 5-year term callable putable advances with maturity dates in August 2028 and December 2028 which have call dates beginning in September, 2024 and October, 2024.  These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

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

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $66,545,533 and $92,177,419 as of December 31, 2024 and June 30, 2024, respectively. There was FHLB stock of $1,329,413 pledged as of December 31, 2024 and June 30, 2024. The Bank also has eligible collateral to borrow from the Federal Reserve Bank of $17,587,910. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledge agreement. There is also an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at December 31, 2024 and June 30, 2024.

Note 9- Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended December 31, 2024 and 2023, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
December 31, 2024
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	113,624	—	113,624
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,257	1,257
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—	(3,088)
Balance, September 30, 2024	(602,307)	(38,688)	(640,995)
Other comprehensive income before reclassifications (net of tax)	7,748	—	7,748
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,346	1,346
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,767)	—	(2,767)
Balance, end of period	$(597,326)	$(37,342)	$(634,668)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
December 31, 2023
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive loss before reclassifications (net of tax)	(93,479)	—	(93,479)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,539	1,539
Balance, September 30, 2023	(833,461)	(43,336)	(876,797)
Other comprehensive income before reclassifications (net of tax)	62,833	—	62,833
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,178	1,178
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,815)	—	(3,815)
Balance, end of period	$(774,443)	$(42,158)	$(816,601)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

Note 10- Provision for Income Taxes

Income tax expense was $42,000 for the six months ended December 31, 2024, a decrease of $130,000, as compared to income tax expense of $172,000 for the six months ended December 31, 2023. The decrease in income tax expense was primarily the result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the six months ended December 31, 2023. A summary of income tax expense compared to the federal income tax statutory rate is set forth below.

	2024	2023
At Federal statutory rate at 21%	$56,312	$111,421
Adjustments resulting from:
Wisconsin change in tax law	-	112,058
Earnings on bank owned life insurance	(28,180)	(25,449)
State tax, net of federal benefit	-	-
Other	13,986	(25,748)
Provision for Income Taxes	$42,118	$172,282

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of December 31, 2024 and June 30, 2024.

As of December 31, 2024 and June 30, 2024, management believes the Bank has met all capital adequacy requirements to which it is subject. As of December 31, 2024 and June 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,722	13.64%	$17,432	>	8.0%	$19,611	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,380	13.04%	$18,025	>	8.0%	$20,278	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At December 31, 2024, the Bank’s net worth was $29,417,544 and general loan loss reserve was $1,650,738 totaling 14.26% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2024, the Bank’s net worth was $28,955,130 and general loan loss reserve was $1,797,116, totaling 13.91% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 12 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $10,487 (upon the release of 874 shares) and $10,456 (upon the release of 874 shares) of compensation expense related to this plan for the three months ended December 31, 2024 and 2023, respectively. The Company recognized $$11,535 (upon the release of 1,748 shares) and $12,931 (upon the release of 1,748 shares) for the six months ended December 31, 2024 and 2023, respectively. At December 31, 2024, there were 73,413 shares not yet released having an aggregate market value of approximately $1,027,782. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

Stock Options

On June 28, 2022, a total of 73,194 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (18,572 and 54,622 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 7,647 options. During the six months ended December 31, 2024, an employee retired resulting in the forfeiture of 1,311 options. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 39,330 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (4,368 and 34,962 options were awarded to directors and employees, respectively). During the six months ended December 31, 2024, an employee retired resulting in the forfeiture of 1,600 options. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $2.72.

Stock option expense amortized to expense for the six months ended December 31, 2024 and 2023 was $32,235 and $32,525, respectively. At December 31, 2024, total unrecognized compensation expense related to stock options was $180,745, and will be amortized to expense over a period of 3.0 years. As of December 31, 2024, there were 4,368 stock option awards available for future awards under this plan.

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

A summary of stock option activity and related information for the three and six months ended December 31, 2024 was as follows.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2024	104,877	$10.31	8.33	$3,540
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2024	104,877	10.31	8.06	3,933
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,911)	9.92	8.08	—
Outstanding, December 31, 2024	101,966	10.32	7.81	374,853

Exercisable, December 31, 2024	44,695	$10.52	7.73	$155,356

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards. . During the six months ended December 31, 2024, an employee retired resulting in the forfeiture of 925 restricted stock awards. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). Restricted stock expense was $46,711 and $47,025 for the six months ended December 31, 2024 and 2023, respectively. At December 31, 2024, future compensation expense related to non-vested restricted stock outstanding was $244,726 which will be amortized over a remaining period of 3.0 years. As of December 31, 2024, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the three and six months ended December 31, 2024, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2024	27,299	$10.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2024	27,299	10.75
Granted	—	—
Exercised	—	—
Forfeited	(925)	10.18
Outstanding, December 31, 2024	26,374	$10.77

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

As of December 31, 2024 and June 30, 2024, the following financial instruments were outstanding where contract amounts represent credit risk:

	December 31, 2024	June 30, 2024
Commitments to grant loans	$3,565,000	$1,341,500
Unused commitments under lines of credit	3,913,757	3,691,619
MPF credit enhancements	696,615	658,008

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of December 31, 2024, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and June 30, 2024:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Available for sale debt securities
States and municipalities	$448,936	$—	$448,936	$—
Mortgage-backed	1,054,023	—	1,054,023	—
Corporate bonds	4,739,395	—	3,239,395	1,500,000
Total assets	$6,242,354	$—	$4,742,354	$1,500,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Available for sale debt securities
States and municipalities	$685,588	$—	$685,588	$—
Mortgage-backed	1,292,907	—	1,292,907	—
Corporate bonds	4,628,266	—	3,168,266	1,460,000
Total assets	$6,606,761	$—	$5,146,761	$1,460,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2024 and June 30, 2024. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Six Months	Six Months
	Ended December 31,	Ended December 31,
	2024	2023
Balance at July 1,	$1,460,000	$1,580,000

Unrealized gains (losses) included in other comprehensive income (loss)	40,000	(120,000)

Balance at September 30,	1,500,000	1,460,000

Unrealized gains (losses) included in other comprehensive income (loss)	—	—

Balance at December 31,	$1,500,000	$1,460,000

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

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. No subsequent valuation allowance was recognized during the six months ended December 31, 2024. We expect a small recovery in connection with a settlement of litigation relating to this property in the quarter ending March 31, 2025.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	December 31, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,816,315	$2,816,315	$2,977,438	$2,977,438
Federal funds sold	13,356,000	13,356,000	7,495,000	7,495,000
Interest bearing deposits in other financial institutions	111,958	111,958	199,888	199,888
Available for sale debt securities	6,242,354	6,242,354	6,601,761	6,601,761
Held to maturity debt securities	499,867	371,672	510,276	394,081
Loans, net	176,927,491	169,688,000	183,447,633	172,191,000
Investment in restricted stock	1,329,413	1,329,413	1,329,413	1,329,413
Interest receivable	590,449	590,449	597,768	597,768
Financial Liabilities
Deposits	$173,417,252	$157,940,000	$172,980,754	$156,433,000
Federal Home Loan Bank (FHLB) advances	10,000,000	10,000,000	13,000,000	13,000,000
Accrued interest payable	765,799	765,799	287,072	287,072

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

The estimated fair value of fee income on letters of credit at December 31, 2024 and June 30, 2024 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2024 and June 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as filed with the Securities and Exchange Commission on September 26, 2024.

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

The allowance for credit losses (“ACL”) at December 31, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Debt Securities.

Allowance for Credit Losses-Available for Sale Debt Securities. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Allowance for Credit Losses-Held-to-Maturity Debt Securities. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security group and any other risk characteristics used to segment the portfolio. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total Assets. Total assets decreased $1.3 million, or 0.6%, to $217.9 million at December 31, 2024 from $219.2 million at June 30, 2024. The decrease was primarily due to a decrease in net loans of $6.5 million, or 3.6%, which was offset by an increase in cash and cash equivalents of $5.7 million, or 54.4%. Debt securities available for sale also decreased by $364,000, from $6.6 million at June 30, 2024 to $6.2 million at December 31, 2024. The remaining asset categories showed no significant changes when comparing December 31, 2024 with June 30, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents increased $5.7 million, or 54.4%, to $16.2 million at December 31, 2024 from $10.5 million at June 30, 2024, primarily due to a decrease in net loans of $6.5 million which was offset by a decrease in borrowings of $3.0 million.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $364,000, or 5.5%, from $6.6 million at June 30, 2024 to $6.2 million at December 31, 2024. The decrease was primarily related to municipal bond calls of $240,000.

Loans. Gross loans decreased $6.7 million, or 3.6%, to $178.6 million at December 31, 2024 from $185.3 million at June 30, 2024. The decrease was due to a decrease in all categories of loans with the exception of consumer loans which increased slightly by $232,000. Commercial real estate loans decreased by $3.7 million, or 5.0% when comparing December 31, 2024 with June 30, 2024. Multi-family real estate loans decreased by $1.0 million, or 2.3% when comparing December 31, 2024 with June 30, 2024. Construction loans decreased by $1.3 million to no construction loans being held at December 31, 2024 compared to $1.3 million being held at June 30, 2024. The decrease in construction loans was primarily due to all construction loans being converted to permanent financings. Commercial and industrial loans decreased by $444,000, or 8.6% when comparing December 31, 2024 with June 30, 2024. The remaining categories of loan decreases (commercial real estate, multi-family real estate, commercial and industrial and one-to-four-family residential loans) were primarily due to repayments exceeding new loan growth.

The following table presents the commercial real estate portfolio by industry sector at December 31, 2024 and June 30, 2024.

	Loans by Industry Sector		Loans by Industry Sector
	At December 31,	Percentage of	At June 30,	Percentage of
	2024	Total	2024	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,244%	1.76	$1,278%	1.72
Warehouse	1,013	1.43	1,041	1.40
Retail	579	0.82	692	0.93
Accommodation and food service	159	0.23	177	0.24
Mixed use	1,921	2.72	1,960	2.64
Other real estate	294	0.42	301	0.41
Total owner occupied real estate	5,210	7.38	5,449	7.33

Non-owner occupied real estate:
Office	7,138	10.11	7,333	9.87
Warehouse	1,579	2.24	1,594	2.14
Industrial	20,964	29.69	21,308	28.67
Retail	30,137	42.69	32,983	44.38
Accommodation and food service	1,665	2.36	1,694	2.28
Mixed use	1,626	2.30	1,639	2.21
Land	1,910	2.71	1,804	2.43
Other real estate	371	0.53	512	0.69
Total non-owner occupied real estate	65,390	92.62	68,867	92.67

Total commercial real estate loans	$70,600%	100.00	$74,316%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $1.4 million when comparing December 31, 2024 with June 30, 2024.

Deposits. Total deposits increased slightly by $436,000, or 0.3%, to $173.4 million at December 31, 2024 from $173.0 million at June 30, 2024. There was also a shift from non-interest bearing deposits to interest bearing deposits of approximately $2.0 million as customers moved their deposits to higher rate products at the Bank.

Federal Home Loan Bank (FHLB) Advances. FHLB advances decreased $3.0 million to $10.0 million at December 31, 2024 compared to $13.0 million June 30, 2024 as the Bank paid down a term borrowing of $3.0 million that matured in August 2024.

Stockholders’ Equity. Total stockholders’ equity increased by $390,000 when comparing December 31, 2024 with June 30, 2024 due to net income of $226,000 and a decrease in accumulated other comprehensive loss, net of taxes of $118,000 resulting from an increase in the fair market value of the debt securities available for sale portfolio due to favorable changes in market interest rates.

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

	For the Three Months Ended December 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$175,651	$2,038	4.68%	$195,512	$2,190	4.52%
Debt securities	6,913	45	2.61%	8,778	57	2.60%
Cash and cash equivalents	13,764	159	4.66%	10,270	140	5.52%
Other	1,329	25	7.67%	1,052	15	5.78%
Total interest-earning assets	197,657	2,267	4.63%	215,612	2,402	4.49%
Noninterest-earning assets	18,684			21,119
Total assets	$216,341			$236,731
Interest-bearing liabilities:
Demand, NOW and money market deposits	$44,803	163	1.45%	$44,825	151	1.34%
Savings deposits	38,102	14	0.15%	40,214	14	0.14%
Certificates of deposit	68,314	587	3.45%	78,784	593	3.02%
Total interest-bearing deposits	151,219	764	2.02%	163,823	758	1.85%
FHLB advances and other borrowings	10,000	97	3.90%	16,344	158	3.87%
Total interest-bearing liabilities	161,219	861	2.14%	180,167	916	2.03%
Non-interest bearing demand deposits	22,824			24,864
Other non-interest bearing liabilities	2,563			2,250
Total liabilities	186,606			207,281
Total stockholders' equity	29,735			29,450
Total liabilities and stockholders' equity	$216,341			$236,731
Net interest income		$1,406			$1,486
Net interest rate spread (2)			2.49%			2.46%
Net interest-earning assets (3)	$36,438			$35,445
Net interest margin (4)			2.85%			2.76%
Average interest-earning assets to interest-bearing liabilities	122.60%			119.67%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended December 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$177,682	$4,114	4.65%	$196,323	$4,370	4.46%
Debt securities	6,996	91	2.60%	9,042	115	2.54%
Cash and cash equivalents	12,804	320	5.02%	11,514	294	5.13%
Other	1,329	54	8.22%	917	28	6.37%
Total interest-earning assets	198,811	4,579	4.62%	217,796	4,807	4.43%
Noninterest-earning assets	19,457			19,675
Total assets	$218,268			$237,471
Interest-bearing liabilities:
Demand, NOW and money market deposits	$44,630	341	1.52%	$45,999	312	1.35%
Savings deposits	38,524	28	0.14%	40,691	29	0.14%
Certificates of deposit	68,440	1,166	3.41%	81,783	1,181	2.88%
Total interest-bearing deposits	151,594	1,535	2.02%	168,473	1,522	1.80%
FHLB advances and other borrowings	10,823	218	4.04%	13,058	236	3.62%
Total interest-bearing liabilities	162,417	1,753	2.15%	181,531	1,758	1.93%
Non-interest-bearing demand deposits	24,157			24,574
Other non-interest-bearing liabilities	2,112			2,036
Total liabilities	188,686			208,141
Total stockholders' equity	29,582			29,330
Total liabilities and stockholders' equity	$218,268			$237,471
Net interest income		$2,826			$3,049
Net interest rate spread (2)			2.47%			2.50%
Net interest-earning assets (3)	$36,394			$36,265
Net interest margin (4)			2.84%			2.80%
Average interest-earning assets to interest-bearing liabilities	122.41%			119.98%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$(224)	$72	$(152)	$(416)	$160	$(256)
Debt securities	(12)	—	(12)	(26)	2	(24)
Cash and cash equivalents	48	(29)	19	33	(7)	26
Other	4	6	10	13	13	26
Total interest-earning assets	(184)	49	(135)	(396)	168	(228)
Interest-bearing liabilities:
Demand, NOW and money market deposits	—	12	12	(9)	38	29
Savings deposits	(1)	1	—	(2)	1	(1)
Certificates of deposit	(79)	73	(6)	(193)	178	(15)
Total interest-bearing deposits	(80)	86	6	(204)	217	13
FHLB advances and other borrowings	(61)	—	(61)	(41)	23	(18)
Total interest-bearing liabilities	(141)	86	(55)	(245)	240	(5)
Change in net interest income	$(43)	$(37)	$(80)	$(151)	$(72)	$(223)

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. Net income was $51,000 for the three months ended December 31, 2024, a decrease of $221,000, or 81.2%, from net income of $272,000 for the three months ended December 31, 2023. The decrease in net income was primarily attributable to a change in the provision for (recovery of) credit losses of $143,000 from a recovery of credit losses of $135,000 for the three months ended December 31, 2023 to a provision for credit losses of $8,000 for the three months ended December 31, 2024. Net interest income also decreased by $80,000 and the provision for income taxes increased by $31,000. These decreases were offset by an increase in non-interest income of $4,000 and a decrease in non-interest expenses of $29,000.

Interest Income. Interest income decreased by $135,000, or 5.6%, to $2.3 million for the three months ended December 31, 2024 as compared to $2.4 million for the three months ended December 31, 2023 primarily due to a decrease in loan interest income of $152,000 offset by an increase in other interest income of $29,000. Income from debt securities decreased slightly by $12,000 during the three months ended December 31, 2024.

Loan interest income decreased by $152,000, or 6.9%, to $2.0 million for the three months ended December 31, 2024 as compared to $2.2 million for the three months ended December 31, 2023, due to a decrease in the average balance of the loan portfolio, which was partially offset by an increase in the average yield on loans. The average balance of the loan portfolio decreased by $19.8 million, or 10.2%, to $175.7 million for the three months ended December 31, 2024 from $195.5 million for the three months ended December 31, 2023. The decrease in the average balance of the loan portfolio was primarily related to repayments exceeding new loan growth. The average yield on the loan portfolio increased by 16 basis points from 4.52% for the three months ended December 31, 2023 to 4.68% for the three months ended December 31, 2024 as a result of higher interest rates.

Debt securities interest income decreased by $12,000, or 21.1%, to $45,000 for the three months ended December 31, 2024 from $57,000 for the three months ended December 31, 2023 due to a decrease of $1.9 million in the average balance of debt securities to $6.9 million for the three months ended December 31, 2024 from $8.8 million for the three months ended December 31, 2023. Offsetting the decrease in average balance, was a one basis point increase in the average yield on the debt securities portfolio to 2.61% for the three months ended December 31, 2024 from 2.60% for the three months ended December 31, 2023 as a result of the higher interest rate environment. The average balance of debt securities continued to decrease as a result of securities paydowns.

Interest Expense. Interest expense decreased $55,000, or 6.0%, to $861,000 for the three months ended December 31, 2024 from $916,000 for the three months ended December 31, 2023, due to a decrease of $61,000 in interest paid on FHLB borrowings offset by an increase of $6,000 in interest paid on deposits.

Interest expense on deposits increased $6,000, or 0.5%, to $764,000 for the three months ended December 31, 2024 from $759,000 for the three months ended December 31, 2023 due to an increase in the average rate paid on all deposit categories, offset by a decrease in the average balances of all deposit categories. The average rate paid on deposits increased by 17 basis points to 2.02% for the three months ended December 31, 2024 from 1.85% for the three months ended December 31, 2023. The increase in the average rate paid on all deposit categories was due to higher interest rates. All categories of deposit average balances decreased when comparing the three months ended December 31, 2024 with the three months ended December 31, 2023 with the average balance of deposits decreasing by $12.6 million, or 7.7%, to $151.2 million for the three months ended December 31, 2024. The decrease in the average balances of all deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. In addition, we had a $4.2 million brokered certificate of deposit that matured in March 2024.

Interest paid on FHLB borrowings decreased $61,000, from $158,000 for the three months ended December 31, 2023 to $97,000 for the three months ended December 31, 2024. The decrease in interest paid on borrowings was due to the average balance of FHLB advances decreasing by $6.3 million to $10.0 million for the three months ended December 31, 2024. Offsetting the decrease in average balance was an increase in the average rate paid on borrowings of seven basis points from 3.87% for the three months ended December 31, 2023 to 3.90% for the three months ended December 31, 2024 due to an increase in borrowing costs.

Net Interest Income. Net interest income decreased by $80,000, or 5.4%, to $1.4 million for the three months ended December 31, 2024 from $1.5 million for the three months ended December 31, 2023. Net interest-earning assets increased by $993,000, or 2.8%, to $36.4 million for the three months ended December 31, 2024 from $35.4 million for the three months ended December 31, 2023. Net interest rate spread increased by three basis points to 2.49% for the three months ended December 31, 2024 from 2.46% for the three months ended December 31, 2023, reflecting a 14 basis points increase in the average yield on interest-earning assets which was offset by an 11 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin increased to 2.85% for the three months ended December 31, 2024 from 2.76% for the three months ended December 31, 2023. The increase in the average yield on interest earning assets for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 86 basis points due to a drop in the federal funds rate during the latter part of 2024) related to the increase in market interest rates over the past year. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories.

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

Based on our evaluation of the above factors, we recorded a provision for credit losses of $8,000 for the three months ended December 31, 2024 compared to a recovery of credit losses of $135,000 for the three months ended December 31, 2023. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years and a decline in the loan portfolio due primarily to repayments in the commercial real estate and multi-family real estate loan portfolios, which was impactful to the weighted average life of the loan portfolio. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.7 million, or 0.92%, of loans outstanding at December 31, 2024 and $1.9 million, or 0.96%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$29	$33	$(4)	(12.1)%
Mortgage banking	77	75	2	2.7%
Increase in cash surrender value of BOLI	67	61	6	9.8%
Other	7	8	(1)	(12.5)%
Total non-interest income	$180	$177	$3	1.7%

Non-interest income increased by $3,000 to $180,000 for the three months ended December 31, 2024 from $177,000 for the three months ended December 31, 2023. There were no significant changes in the components comprising non-interest income when comparing the two periods.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$835	$761	$74	9.7%
Occupancy and equipment	210	212	(2)	(0.9)%
Data processing and office	100	107	(7)	(6.5)%
Professional fees	185	217	(32)	(14.7)%
Marketing expenses	14	25	(11)	(44.0)%
Foreclosed assets, net	5	23	(18)	(78.3)%
Other	177	209	(32)	(15.3)%
Total non-interest expenses	$1,526	$1,554	$(28)	(1.8)%

Non-interest expenses were $1.5 million for the three months ended December 31, 2024 compared to $1.6 million for the three months ended December 31, 2023. The decrease was primarily related to decreases in professional fees, other expenses and foreclosed assets, net expenses partially offset by an increase in salaries and employee benefits related to a new branch which opened in Brookfield, Wisconsin during January 2024.

Provision for Income Taxes. Income tax expense was $1,000 for the three months ended December 31, 2024, an increase of $31,000, as compared to income tax benefit of $29,000 for the three months ended December 31, 2023. The increase in income tax expense was primarily the result of an increase in state tax expense. This increase was due to a discreet credit recorded to state tax expense in the three months ended December 31, 2023, to account for a change in Wisconsin tax law that provides for a subtraction from Marathon Bank's state taxable income for loan and fee interest from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that we are unlikely to incur a material Wisconsin tax liability in the foreseeable future.

Comparison of Operating Results for the Six Months Ended December 31, 2024 and 2023

General. Net income was $226,000 for the six months ended December 31, 2024, a decrease of $132,000, or 36.9%, from net income of $358,000 for the six months ended December 31, 2023. The decrease in net income was primarily attributable to a decrease in net interest income of $223,000, a decrease in non-interest income of $31,000 and an increase in non-interest expenses of $62,000. These changes were offset by a decrease in the provision for income taxes of $130,000 and an increase in the recovery of credit losses of $53,000.

Interest Income. Interest income decreased by $228,000, or 4.7%, to $4.6 million for the six months ended December 31, 2024 as compared to $4.8 million for the six months ended December 31, 2023 primarily due to a decrease in loan interest income of $256,000 offset by an increase in other interest income of $52,000. Income from debt securities decreased slightly by $24,000 during the six months ended December 31, 2024.

Loan interest income decreased by $256,000, or 5.9%, to $4.1 million for the six months ended December 31, 2024 as compared to $4.4 million for the six months ended December 31, 2023, due to a decrease in the average balance of the loan portfolio of $18.6 million, or 9.5%, which was offset by an increase in the average yield on loans of 19 basis points. The average balance of the loan portfolio decreased by $18.6 million, or 9.5%, to $177.7 million for the six months ended December 31, 2024 from $196.3 million for the six months ended December 31, 2023. The decrease in the average balance of the loan portfolio was primarily related to repayments exceeding new loan growth. The average yield on the loan portfolio increased by 19 basis points from 4.46% for the six months ended December 31, 2023 to 4.65% for the six months ended December 31, 2024 as a result of higher interest rates.

Debt securities interest income decreased by $24,000, or 20.6%, to $91,000 for the six months ended December 31, 2024 from $115,000 for the six months ended December 31, 2023 due to a decrease of $2.0 million in the average balance of debt securities to $7.0 million for the six months ended December 31, 2024 from $9.0 million for the six months ended December 31, 2023. Offsetting the decrease in average balance, was a six basis points increase in the average yield on the debt securities portfolio to 2.60% for the six months ended December 31, 2024 from 2.54% for the six months ended December 31, 2023 as a result of the higher interest rate environment. The average balance of debt securities continued to decrease as a result of securities paydowns.

Interest Expense. Interest expense decreased slightly by $5,000, or 0.3%, to $1.8 million for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023, due to a decrease of $18,000 in interest paid on borrowings offset by an increase of $13,000 in interest paid on deposits.

Interest expense on deposits increased $13,000, or 0.8%, to $1.5 million for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023 due to an increase in the average rate paid on all deposit categories (except savings deposits which remained unchanged), offset by a decrease in the average balances of all deposit categories. The average rate paid on deposits increased by 22 basis points to 2.02% for the six months ended December 31, 2024 from 1.80% for the six months ended December 31, 2023. The increase in the average rate paid on deposits was due to higher interest rates. All categories of deposit average balances decreased when comparing the six months ended December 31, 2024 with the six months ended December 31, 2023 with the average balance of deposits decreasing by $16.9 million, or 10.0%, to $151.6 million for the six months ended December 31, 2024. The decrease in the average balances of all deposits was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. In addition, we had a $4.2 million brokered certificate of deposit that matured in March 2024.

Interest paid on FHLB borrowings decreased $18,000, from $236,000 for the six months ended December 31, 2023 to $218,000 for the six months ended December 31, 2024. The decrease in interest paid on borrowings was due to the average balance of FHLB advances decreasing by $2.2 million to $10.8 million for the six months ended December 31, 2024. Offsetting the decrease in the average balance was an increase in the average rate paid on borrowings of 42 basis points from 3.62% for the six months ended December 31, 2023 to 4.04% for the six months ended December 31, 2024 due to an increase in borrowing costs.

Net Interest Income. Net interest income decreased by $223,000, or 7.3%, to $2.8 million for the six months ended December 31, 2024 from $3.0 million for the six months ended December 31, 2023. Net interest-earning assets increased by $129,000, or 0.4%, to $36.4 million for the six months ended December 31, 2024 from $36.3 million for the six months ended December 31, 2023. Net interest rate spread decreased by three basis points to 2.47% for the six months ended December 31, 2024 from 2.50% for the six months ended December 31, 2023, reflecting a 22 basis points increase in the average rate paid on interest-bearing liabilities which was offset by a 19 basis points increase in the average yield on interest-earning assets. The net interest margin increased to 2.84% for the six months ended December 31, 2024 compared to 2.80% for the six months ended December 31, 2023. The increase in the average yield on interest earning assets for the six months ended December 31, 2024 compared to the six months ended December 31, 2023 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 11 basis points due to a drop in the federal funds rate during the later part of 2024) related to the increase in market interest rates over the past year. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $147,000 for the six months ended December 31, 2024 compared to a recovery of credit losses of $94,000 for the six months ended December 31, 2023. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years and a decline in the loan portfolio due primarily to repayments in the commercial real estate and multi-family real estate loan portfolios, which was impactful to the weighted average life of the loan portfolio. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.7 million, or 0.92%, of loans outstanding at December 31, 2024 and $1.9 million, or 0.96%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$61	$64	$(3)	(4.7)%
Mortgage banking	165	206	(41)	(19.9)%
Increase in cash surrender value of BOLI	134	121	13	10.7%
Other	14	14	—	-%
Total non-interest income	$374	$405	$(31)	(7.7)%

Non-interest income decreased by $31,000 to $374,000 for the six months ended December 31, 2024 from $405,000 for the six months ended December 31, 2023 due primarily to a decrease in mortgage banking income which was related to higher mortgage rates which led to less loan originations.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,670	$1,533	$137	8.9%
Occupancy and equipment	451	382	69	18.1%
Data processing and office	214	216	(2)	(0.9)%
Professional fees	341	388	(47)	(12.1)%
Marketing expenses	29	40	(11)	(27.5)%
Foreclosed assets, net	23	37	(14)	(37.8)%
Other	351	421	(70)	(16.6)%
Total non-interest expenses	$3,079	$3,017	$62	2.1%

Non-interest expenses were $3.1 million for the six months ended December 31, 2024 compared to $3.0 million for the six months ended December 31, 2023. The increase was primarily related to an increase in salaries and employee benefits and occupancy and equipment expenses related to a new branch which opened in Brookfield, Wisconsin during January 2024.

Provision for Income Taxes. Income tax expense was $42,000 for the six months ended December 31, 2024, a decrease of $130,000, as compared to income tax expense of $172,000 for the six months ended December 31, 2023. The decrease in income tax expense was primarily the result of a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the six months ended December 31, 2023.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2024			At June 30, 2024
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

	(In thousands)
Real estate loans:
One- to- four-family residential	$216	$100	$—	$—	$68	$—	$—	$—
Multifamily	—	—	—	—	—	—	—	—
Commercial	140	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	14	—	—	—	—	—	—	—
Total	$370	$100	$—	$—	$68	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,	At June 30,
	2024	2024

(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	—	—
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	1,397	1,397
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	1,397	1,397
Total non-performing assets	$1,397	$1,397
Total non-performing loans to total loans	—%	—%
Total non-performing loans to total assets	—%	—%
Total non-performing assets to total assets	0.64%	0.64%

Non-performing assets include other real estate owned of $1.4 million, at December 31, 2024 and June 30, 2024. During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. No subsequent valuation allowance was taken at December 31, 2024. We expect a small recovery in connection with a settlement of litigation relating to this property in the quarter ending March 31, 2025.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allowance for credit loss is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” or “Watch” by our management. There were no loans classified as substandard, doubtful or loss in the Company’s loan portfolio as of December 31, 2024 or June 30, 2024.

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

The allowance for credit losses (“ACL”) at December 31, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,642	$2,025	$1,797	$2,159
Implementation of CECL	—	—	—	(175)
Provision for (recovery of) credit losses	8	(135)	(147)	(94)
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	1	1	1	1
Total recoveries	1	1	1	1
Net (charge-offs) recoveries	1	1	1	1
Allowance at end of period	$1,651	$1,891	$1,651	$1,891
Allowance to non-performing loans	—%	—%	—%	—%
Allowance to total loans outstanding at the end of the period	0.92%	0.96%	0.92%	0.96%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	—%	—%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

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

	At December 31, 2024			At June 30, 2024

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$262	15.9%	39.5%	$259	14.4%	40.1%
Commercial and industrial	14	0.8%	2.6%	16	0.9%	2.8%
Construction	—	—%	—%	28	1.6%	0.7%
One-to-four-family residential	1,209	73.2%	32.1%	1,314	73.1%	31.2%
Multi-family real estate	157	9.5%	24.7%	175	9.7%	24.3%
Consumer	9	0.5%	1.0%	5	0.3%	0.9%
Total	$1,651	100%	100%	$1,797	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2024, we had a $75.7 million line of credit with the Federal Home Loan Bank of Chicago, which had $10.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. At December 31, 2024, the Bank did not borrow any additional funds from the Federal Reserve or from the correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million and $990,000 of cash provided by operating activities for the six months ended December 31, 2024 and 2023, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $7.2 million provided by investing activities compared to $1.3 million provided by investing activities for the six months ended December 31, 2024 and 2023, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $2.6 million used in financing activities compared to $5.9 million being used in financing activities for the six months ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 11-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, we had outstanding commitments to originate loans of $7.5 million, and $200,000 in outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2024 totaled $46.6 million, which include $4.4 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of December 31, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of December 31, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date. There were no repurchases made during the three months ended December 31, 2024. All shares of common stock repurchased will be retired. There were 87,875 shares of common stock as of December 31, 2024 that may still be repurchased under the program.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the second fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: February 13, 2025	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)