Form 10-Q
period 2025-03-31
Marathon Bancorp, Inc. /MD/
filed 2025-05-14
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-42608

MARATHON BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-2191258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Scott Street, Wausau, Wisconsin	54403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 845-7331

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	MBBC	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of May 13, 2025, there were 2,941,927 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	March 31, 2025	2024
Assets
Cash and due from banks	$1,712,186	$2,977,438
Federal funds sold	21,959,000	7,495,000
Cash and cash equivalents	23,671,186	10,472,438
Interest bearing deposits held in other financial institutions	325,739	199,888
Debt securities available for sale	5,189,790	6,606,761
Debt securities held to maturity, at amortized cost (fair value $371,975 and $394,081)	490,476	510,276
Loans, net of allowance of $1,612,332 and $1,797,116, respectively	188,787,590	183,447,633
Interest receivable	582,544	597,768
Foreclosed assets, net	1,397,460	1,397,460
Investment in restricted stock, at cost	1,329,413	1,329,413
Cash surrender value life insurance	9,174,838	8,972,785
Premises and equipment, net	3,922,330	4,085,752
Deferred tax assets	394,817	580,340
Other assets	1,573,260	1,033,499
Total assets	$236,839,443	$219,234,013
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$21,612,962	$25,936,461
Interest bearing	164,396,765	147,044,293
Total deposits	186,009,727	172,980,754
Federal Home Loan Bank (FHLB) advances	15,000,000	13,000,000
Other liabilities	3,875,825	1,958,475
Total liabilities	204,885,552	187,939,229
Commitments and Contingent Liabilities ( see note 14)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,135,761 and 2,140,412 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	20,933	20,970
Additional paid-in capital	7,337,003	7,254,534
Retained earnings	25,898,118	25,523,681
Unearned ESOP shares, at cost	(725,394)	(751,613)
Accumulated other comprehensive loss	(576,769)	(752,788)
Total stockholders' equity	31,953,891	31,294,784
Total liabilities and stockholders' equity	$236,839,443	$219,234,013

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2025	2024	2025	2024
Interest Income
Loans, including fees	$2,139,015	$2,135,417	$6,252,835	$6,505,760
Debt securities	39,549	50,605	130,880	165,609
Other	155,352	135,274	529,623	457,447
Total interest income	2,333,916	2,321,296	6,913,338	7,128,816
Interest Expense
Deposits	759,573	703,877	2,294,434	2,226,068
Borrowings and other	111,687	212,493	330,057	448,655
Total interest expense	871,260	916,370	2,624,491	2,674,723
Net Interest Income	1,462,656	1,404,926	4,288,847	4,454,093
Provision for (Recovery of) Credit Losses	(41,833)	(122,000)	(188,833)	(216,000)
Net Interest Income After Provision for (Recovery of) Credit Losses	1,504,489	1,526,926	4,477,680	4,670,093
Non-Interest Income
Service charges on deposit accounts	24,733	28,743	85,292	92,565
Mortgage banking income	59,498	49,230	224,166	254,632
Increase in cash value of life insurance	67,864	63,092	202,053	184,280
Other income	54,511	6,055	68,630	20,395
Total non-interest income	206,606	147,120	580,141	551,872
Non-Interest Expenses
Salaries and employee benefits	796,413	804,470	2,466,054	2,337,957
Occupancy and equipment expenses	233,124	239,599	683,854	621,644
Data processing and office	117,286	121,826	331,680	338,220
Professional fees	177,909	171,847	519,538	559,670
Marketing expenses	9,116	15,165	37,761	55,086
Foreclosed assets, net	13,432	970,396	36,232	1,007,037
Other expenses	170,032	184,826	520,767	605,855
Total non-interest expenses	1,517,312	2,508,129	4,595,886	5,525,469
Income (Loss) Before Provision for (Recovery of) Income Taxes	193,783	(834,083)	461,935	(303,504)
Provision for (Recovery of) Income Taxes	45,380	(202,956)	87,498	(30,674)
Net Income (Loss)	$148,403	$(631,127)	$374,437	$(272,830)

Net income (loss) per common share-basic	$0.07	($0.31)	$0.18	($0.13)
Net income (loss) per common share-diluted	$0.07	($0.31)	$0.18	($0.13)
Weighted average number of common shares outstanding-basic	2,036,188	2,045,044	2,035,194	2,044,170
Weighted average number of common shares outstanding-diluted	2,058,363	2,045,044	2,038,092	2,044,170

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	March 31,
	2025	2024
Net Income (Loss)	$148,403	$(631,127)
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	74,827	36,582
Tax effect	(15,713)	(7,684)
Net amount	59,114	28,898
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,576)	(3,476)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,361	1,065
Other comprehensive income	57,899	26,487
Comprehensive Income (Loss)	$206,302	$(604,640)

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income (Loss) as Interest Income - Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income (Loss) as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Nine Months Ended
	March 31,
	2025	2024
Net Income (loss)	$374,437	$(272,830)
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale debt securities
Unrealized holding gains (losses) arising during the period	228,463	(2,201)
Tax effect	(47,977)	453
Net amount	180,486	(1,748)

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(8,431)	(7,291)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	3,964	3,782
Other comprehensive income (loss)	176,019	(5,257)
Comprehensive Income (Loss)	$550,456	$(278,087)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income (Loss) as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2024	$—	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784
Net income	—	—	—	174,907	—	—	174,907
Other comprehensive income	—	—	—	—	—	111,793	111,793
ESOP shares committed to be released (874 shares)	—	—	1,747	—	8,740	—	10,487
Stock based compensation	—	—	39,776	—	—	—	39,776
Purchase and retirement of common stock shares (5,000 shares)	—	(50)	(44,450)	—	—	—	(44,500)
Balance, September 30, 2024	—	20,920	7,251,607	25,698,588	(742,873)	(640,995)	31,587,247
Net income	—	—	—	51,127	—	—	51,127
Other comprehensive income	—	—	—	—	—	6,327	6,327
ESOP shares committed to be released (874 shares)	—	—	(7,691)	—	8,739	—	1,048
Stock based compensation	—	—	39,170	—	—	—	39,170
Balance, December 31, 2024	—	20,920	7,283,086	25,749,715	(734,134)	(634,668)	31,684,919
Net income	—	—	—	148,403	—	—	148,403
Other comprehensive income	—	—	—	—	—	57,899	57,899
ESOP shares committed to be released (874 shares)	—	—	1,748	—	8,740	—	10,488
Exercise of stock options (1,274 shares)	—	13	13,301	—	—	—	13,314
Stock based compensation	—	—	38,868	—	—	—	38,868
Balance, March 31, 2025	$—	$20,933	$7,337,003	$25,898,118	$(725,394)	$(576,769)	$31,953,891

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$—	$21,141	$7,252,506	$25,577,300	$(786,572)	$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses	—	—	—	133,375	—	—	133,375
Net income	—	—	—	86,197	—	—	86,197
Other comprehensive loss	—	—	—	—	—	(91,940)	—
ESOP shares committed to be released (874 shares)	—	—	1,716	—	8,740	—	10,456
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, September 30, 2023	—	21,141	7,293,997	25,796,872	(777,832)	(876,797)	31,549,321
Net income	—	—	—	272,100	—	—	272,100
Other comprehensive income	—	—	—	—	—	60,196	60,196
ESOP shares committed to be released (874 shares)	—	—	(6,265)	—	8,740	—	2,475
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, December 31, 2023	—	21,141	7,327,507	26,068,972	(769,092)	(816,601)	31,923,867
Net loss	—	—	—	(631,127)	—	—	(631,127)
Other comprehensive income	—	—	—	—	—	26,487	26,487
ESOP shares committed to be released (874 shares)	—	—	1,748	—	8,739	—	10,487
Stock based compensation	—	—	39,775	—	—	—	39,775
Balance, March 31, 2024	$—	$21,141	$7,369,030	$25,437,845	$(760,353)	$(790,114)	$31,369,489

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	March 31,
	2025	2024
Operating Activities
Net income (loss)	$374,437	$(272,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213,368	175,229
Provision for (recovery of) credit losses	(188,833)	(216,000)
Provision for valuation allowance on foreclosed assets (OREO), net	—	937,100
Stock based compensation	117,814	119,325
ESOP expense	22,023	23,418
Net amortization of discounts and premiums on debt securities	37,202	59,917
Amortization of deferred loan fees, net	(46,221)	(26,003)
Net gain on sale of loans	(113,145)	(120,191)
Net change in deferred taxes	129,114	(55,067)
Earnings on cash value of life insurance	(202,053)	(184,280)
Decrease in interest receivable	15,224	18,297
Originations of loans held for sale	(4,500,904)	(4,392,500)
Proceeds from loans held for sale	4,614,049	4,512,691
Net change in operating leases	1,052	1,945
Net change in other assets	(539,761)	(80,632)
Net change in other liabilities	1,974,489	(312,902)
Net Cash Provided by Operating Activities	1,907,855	187,517
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(125,851)	3,342,985
Proceeds from maturities, calls and repayments of debt securities available for sale	1,607,528	1,939,900
Proceeds from maturities and calls of debt securities held to maturity	24,469	9,504
Increase in restricted stock	—	(559,140)
Net (increase) decrease in loans	(5,104,903)	6,205,374
Purchases of property and equipment	(108,137)	(2,245,404)
Net Cash Provided by (Used in) Investing Activities	(3,706,894)	8,693,219
Financing Activities
Net change in deposits	13,028,973	(27,573,716)
Proceeds from FHLB advances, net	2,000,000	15,000,000
Issuance of common stock	13,314	—
Purchase and retirement of common stock	(44,500)	—
Net Cash Provided by (Used in) Financing Activities	14,997,787	(12,573,716)
Net Change in Cash and Cash Equivalents	13,198,748	(3,692,980)
Cash and Cash Equivalents, Beginning of Year	10,472,438	11,775,088
Cash and Cash Equivalents, End of Period	$23,671,186	$8,082,108
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$2,525,624	$2,276,337
Taxes	—	191,000

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1- Basis of Presentation

Marathon Bancorp, Inc. (the “Company”) was a Maryland chartered mid-tier stock holding company and was formed in connection with the conversion of Marathon Bank (the “Bank”) from a mutual to the mutual holding company form of organization in April 2021, and it was a subsidiary of Marathon MHC (the “Mutual Holding Company”), a Wisconsin chartered mutual holding company. The Mutual Holding Company received 1,226,223 shares, or 55.0%, of the Company’s issued stock at the time of the reorganization. In connection with the reorganization, Marathon Bancorp, Inc. sold 1,003,274 shares of common stock to the public at $10.00 per share, representing 45.0% of its outstanding shares of common stock at the time of the reorganization. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Marathon Bank is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.

Conversion and Offering-Update

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the "Conversion"). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock (which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”) at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. The Company had 2,942,064 shares of Company common stock outstanding as a result of the Conversion before adjustment for fractional shares. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

The Company generated gross proceeds of $16,934,110 from the Conversion. Offering expenses in connection with the Conversion are expected to be approximately $1.7 million which will be netted against the gross proceeds. Offering expenses capitalized to date as of March 31, 2025 totaled $575,000 and are included in other assets on the accompanying consolidated balance sheet. An additional amount of partial refunds issued to interested stockholders totaling $1.2 million as of March 31, 2025 are included in other liabilities on the accompanying consolidated balance sheet.

In connection with the Conversion, the Bank provided a term loan to the ESOP to finance the ESOP’s purchase of the 135,472 shares noted above. The Bank combined its existing outstanding ESOP loan in the amount of $777,212 with this new loan resulting in a new term loan to the ESOP of $2,131,932 which will be due in annual installments over 25 years and will bear interest at the Bank’s prime rate.

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 will be adjusted based on the exchange ratio of 1.3728-to-1 including those described in Note 13 to the accompanying consolidated financial statements.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2025 are not necessarily indicative of the results for the year ending June 30, 2025 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the years ended June 30, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2024.

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

Note 2- Earnings (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings (loss) per common share until they are committed to be released.  Diluted earnings (loss) per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. Set forth below is the calculation of earnings (loss) per share.

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024

Net income (loss) applicable to common stock	$148,403	$(631,127)	$374,437	$(272,830)

Average number of shares outstanding	2,109,164	2,121,516	2,109,044	2,121,516
Less: Average unallocated ESOP shares	72,976	76,472	73,850	77,346

Average number of common shares outstanding used to calculate basic earnings (loss) per share	2,036,188	2,045,044	2,035,194	2,044,170
Effect of dilutive restricted stock awards	22,175	—	2,898	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per share	2,058,363	2,045,044	2,038,092	2,044,170

Earnings (loss) per common share:
Basic	$0.07	$(0.31)	$0.18	$(0.13)
Diluted	0.07	(0.31)	0.18	(0.13)

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2025
Available for sale debt securities
States and municipalities	$449,756	$318	$(972)	$449,102
Mortgage-backed	973,782	22,874	(43,936)	952,720
Corporate bonds	4,507,197	6,163	(725,392)	3,787,968
	$5,930,735	$29,355	$(770,300)	$5,189,790
Held to maturity debt securities
Mortgage-backed	$490,476	$—	$(118,501)	$371,975

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$689,588	$26	$(4,026)	$685,588
Mortgage-backed	1,347,975	22,728	(77,796)	1,292,907
Corporate bonds	5,538,606	—	(910,340)	4,628,266
	$7,576,169	$22,754	$(992,162)	$6,606,761
Held to maturity debt securities
Mortgage-backed	$510,276	$—	$(116,195)	$394,081

There is no allowance for credit losses on available for sale and held to maturity debt securities at March 31, 2025 and June 30, 2024. Securities with a carrying value of approximately $109,000 and $223,000 as of March 31, 2025 and June 30, 2024, respectively, were pledged to secure public deposits and debt.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2025, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2025
Due in one year or less	$1,007,197	$1,013,360	$—	$—
Due from more than one to five years	449,756	449,102	—	—
Due from more than five to ten years	3,500,000	2,774,608	—	—
	4,956,953	4,237,070	—	—
Mortgage-backed securities	973,782	952,720	490,476	371,975
	$5,930,735	$5,189,790	$490,476	$371,975

There were no sales of available for sale debt securities during the three and nine month periods ended March 31, 2025 and 2024. There were also no transfers of debt securities between categories during the three and nine month periods ended March 31, 2025 and 2024. The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and June 30, 2024:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(972)	$114,028	$(972)	$114,028
Mortgage-backed	(151)	39,355	(43,785)	777,959	(43,936)	817,314
Corporate bonds	—	—	(725,392)	2,774,608	(725,392)	2,774,608
	$(151)	$39,355	$(770,149)	$3,666,595	$(770,300)	$3,705,950

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$(341)	$119,311	$(3,685)	$351,251	$(4,026)	$470,562
Mortgage-backed	(128)	16,339	(77,668)	1,167,758	(77,796)	1,184,097
Corporate bonds	—	—	(910,340)	4,628,266	(910,340)	4,628,266
	$(469)	$135,650	$(991,693)	$6,147,275	$(992,162)	$6,282,925

There were 5 securities in an unrealized loss position in the less than 12 months category and 40 securities in the 12 months or more category at March 31, 2025. There were 6 securities in an unrealized loss position in the less than 12 months category and 54 securities in the 12 months or more category at June 30, 2024. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $544,008 at March 31, 2025 and $513,782 as of June 30, 2024, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	March 31, 2025	June 30, 2024

	(Dollars in thousands)
Commercial real estate	$83,065	$74,316
Commercial and industrial	4,350	5,158
Construction	456	1,313
One-to-four-family residential	55,587	57,808
Multi-family real estate	44,872	45,088
Consumer	2,125	1,609
Total loans	190,455	185,292
Deferred loan fees	(55)	(47)
Allowance for credit losses	(1,612)	(1,797)
Loans, net	$188,788	$183,448

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three and nine months ended March 31, 2025 and 2024:

	Allowance for Credit Losses-Loans-Three Months Ended March 31, 2025
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	January 1, 2025				March 31, 2025
Commercial real estate	$262	$—	$—	$43	$305
Commercial and industrial	14	—	—	(2)	12
Construction	—	—	—	22	22
One-to-four-family residential	1,209	—	3	(96)	1,116
Multi-family real estate	157	—	—	(9)	148
Consumer	9	—	—	—	9
Total loans	$1,651	$—	$3	$(42)	$1,612

	Allowance for Credit Losses-Loans-Three Months Ended March 31, 2024
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	January 1, 2024				March 31, 2024
Commercial real estate	$344	$—	$—	$(41)	$303
Commercial and industrial	21	—	—	(3)	18
Construction	6	—	—	(1)	5
One-to-four-family residential	1,295	—	—	(42)	1,253
Multi-family real estate	218	—	—	(32)	186
Consumer	7	—	1	(3)	5
Total loans	$1,891	$—	$1	$(122)	$1,770

	Allowance for Credit Losses-Loans-Nine Months Ended March 31, 2025
	(Dollars in thousands)

					Provision for
					(Recovery of)
					Credit
	Beginning				Losses-	Ending
	Balance		Charge-offs	Recoveries	Loans	Balance
	July 1, 2024					March 31, 2025
Commercial real estate	$259		$—	$—	$46	$305
Commercial and industrial	16		—	—	(4)	12
Construction	28		—	—	(6)	22
One-to-four-family residential	1,314		—	3	(201)	1,116
Multi-family real estate	175		—	—	(27)	148
Consumer	5		—	1	3	9
Total loans	$1,797		$—	$4	$(189)	$1,612

	Allowance for Credit Losses-Loans-Nine Months Ended March 31, 2024
	(Dollars in thousands)

	Beginning				Provision for
	Balance				(Recovery of)
	Prior to	Impact of			Credit
	Adoption of	Adoption of			Losses-	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
	July 1, 2023					March 31, 2024
Commercial real estate	$1,196	$(818)	$—	$—	$(75)	$303
Commercial and industrial	18	5	—	—	(5)	18
Construction	6	2	—	—	(3)	5
One-to-four-family residential	207	1,137	—	—	(91)	1,253
Multi-family real estate	365	(147)	—	—	(32)	186
Consumer	2	11	—	2	(10)	5
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$2	$(216)	$1,770

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2025	2024	2025	2024
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(41,833)	$(122,000)	$(188,833)	$(216,000)
Provision for unfunded commitments	—	—	—	—
Total provision for (recovery of) credit losses	$(41,833)	$(122,000)	$(188,833)	$(216,000)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2025 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$18,982	$4,371	$4,064	$24,882	$18,783	$11,173	$152	$—	$82,407
Watch	—	—	658	—	—	—	—	—	658
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$18,982	$4,371	$4,722	$24,882	$18,783	$11,173	$152	$—	$83,065

Commercial and industrial
Pass	$433	$67	$632	$1,230	$1,671	$302	$15	$—	$4,350
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$433	$67	$632	$1,230	$1,671	$302	$15	$—	$4,350

Construction
Pass	$456	$—	$—	$—	$—	$—	$—	$—	$456
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$456	$—	$—	$—	$—	$—	$—	$—	$456

Multi-family real estate
Pass	$1,850	$1,622	$8,135	$14,130	$13,119	$3,222	$56	$—	$42,134
Watch	—	—	496	2,242	—	—	—	—	2,738
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,850	$1,622	$8,631	$16,372	$13,119	$3,222	$56	$—	$44,872

One-to-four-family residential
Performing	$3,878	$3,215	$10,744	$10,915	$9,983	$16,852	$—	$—	$55,587
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$3,878	$3,215	$10,744	$10,915	$9,983	$16,852	$—	$—	$55,587

Consumer
Performing	$158	$42	$41	$99	$—	$5	$1,780	$—	$2,125
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$158	$42	$41	$99	$—	$5	$1,780	$—	$2,125

Total loans	$25,757	$9,317	$24,770	$53,498	$43,556	$31,554	$2,003	$—	$190,455

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$4,785	$5,096	$25,584	$23,385	$8,326	$6,823	$317	$—	$74,316

Commercial and industrial
Pass	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$96	$807	$1,598	$2,162	$75	$393	$27	$—	$5,158

Construction
Pass	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$1,313	$—	$—	$—	$—	$—	$—	$1,313

Multi-family real estate
Pass	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$1,829	$8,735	$16,666	$13,344	$1,857	$2,604	$53	$—	$45,088

One-to-four-family residential
Performing	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808
Non-performing	—	—	—	—	—	—	—	—	—
Total one-to-four-family	$3,345	$11,209	$11,459	$13,756	$6,035	$12,004	$—	$—	$57,808

Consumer
Performing	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$162	$87	$138	$5	$53	$—	$1,164	$—	$1,609

Total loans	$10,217	$27,247	$55,445	$52,652	$16,346	$21,824	$1,561	$—	$185,292

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of March 31, 2025 and June 30, 2024:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
March 31, 2025
Commercial real estate	$138,559	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	149,759	66,645	—	—
Multi-family real estate	—	—	—	—
Consumer	40,000	—	—	—
Total	$328,318	$66,645	$—	$—

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	68,031	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$68,031	$—	$—	$—

There were no loans during the three and nine months ended March 31, 2025 and 2024 that were modified to borrowers experiencing financial difficulty. There were no collateral dependent loans as of March 31, 2025 or June 30, 2024.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $66,296,614 and $92,177,419 as of March 31, 2025 and June 30, 2024, respectively. There was also FHLB stock of $1,329,413 as of March 31, 2025 and June 30, 2024. The Company also has a collateral pledge agreement with the FRB securing multi-family real estate loans. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledging agreement. The amount of eligible collateral was $17,598,124 as of March 31, 2025.

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

The following tables present information about the Company’s leases as of and for the three and nine months ended March 31, 2025 and 2024 and as of June 30, 2024:

			As of	As of
			March 31,	June 30,
			2025	2024
Right-of-use assets (included in premises and equipment on consolidated balance sheets)			$471,175	$529,366
Lease liability (included in other liabilities on consolidated balance sheets)			467,834	524,973
Weighted average remaining lease term			5.17 years	6.05 years
Weighted average discount rate			3.18%	3.38%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Operating lease costs	$32,004	$31,929	$93,292	$95,788
Short-term lease costs	9,870	9,570	29,510	28,710
Total lease costs	$41,874	$41,499	$122,802	$124,498

Cash paid for amounts included in measurement of lease liabilities	$31,644	$31,281	$92,211	$93,129

				As of
				March 31,
				2025
Lease payments due

Three months ending June 30, 2025				$31,845
Year ending June 30, 2026				127,980
Year ending June 30, 2027				118,710
Year ending June 30, 2028				48,620
Year ending June 30, 2029				43,200
Thereafter				144,000
Total				514,355
Discount				46,521
Lease liability				$467,834

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Balance July 1,	$2,334,560	$2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	2,334,560	2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	2,334,560	2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance March 31,	$2,334,560	$2,334,560

Activity in the valuation allowance is as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Balance July 1,	$937,100	$—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance September 30,	937,100	—
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance December 31,	937,100	—
Provisions charged to expense	—	937,100
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Balance March 31,	$937,100	$937,100

Expenses related to foreclosed assets include:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	17,572	13,620
Balance September 30,	17,572	13,620
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	5,228	23,021
Balance December 31,	22,800	36,641
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	937,100
Operating expenses, net of rental income	13,432	33,296
Balance March 31,	$36,232	$1,007,037

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. No subsequent valuation allowance was recognized during the nine months ended March 31, 2025.

Note 7 - Deposits

Major classifications of deposits are as follows as of March 31, 2025 and June 30, 2024. Brokered deposits totaled $9.1 million and $13.4 million at March 31, 2025 and June 30, 2024, respectively. Demand, NOW and money market accounts include approximately $14.0 million associated with the Company’s Conversion. These deposits were transferred to stockholders’ equity in April, 2025.

	Unaudited
	At March 31, 2025		At June 30, 2024
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$21,612,962	11.61%	$25,936,461	14.99%
Demand, NOW, money market accounts	59,855,269	32.18%	39,570,222	22.88%
Savings accounts	38,774,890	20.85%	39,757,336	22.98%
Certificates of deposit	65,766,606	35.36%	67,716,735	39.15%
Total	$186,009,727	100.00%	$172,980,754	100.00%

Note 8- Borrowings

There was $15.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of March 31, 2025 consisting of three - $5.0 million, 5-year term callable putable advances with maturity dates in August 2028, December 2028 and February 2030 which have call dates beginning in June, July and August of 2025.  These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

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

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $66,296,614 and $92,177,419 as of March 31, 2025 and June 30, 2024, respectively. There was FHLB stock of $1,329,413 pledged as of March 31, 2025 and June 30, 2024. The Bank also has eligible collateral to borrow from the Federal Reserve Bank of $17,598,124. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledge agreement. There is also an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at March 31, 2025 and June 30, 2024.

Note 9- Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended March 31, 2025 and 2024, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
March 31, 2025
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	113,624	—	113,624
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,257	1,257
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—	(3,088)
Balance, September 30, 2024	(602,307)	(38,688)	(640,995)
Other comprehensive income before reclassifications (net of tax)	7,748	—	7,748
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,346	1,346
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,767)	—	(2,767)
Balance, December 31, 2024	(597,326)	(37,342)	(634,668)
Other comprehensive income before reclassifications (net of tax)	59,114	—	59,114
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,361	1,361
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,576)	—	(2,576)
Balance, end of period	$(540,788)	$(35,981)	$(576,769)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
March 31, 2024
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive loss before reclassifications (net of tax)	(93,479)	—	(93,479)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,539	1,539
Balance, September 30, 2023	(833,461)	(43,336)	(876,797)
Other comprehensive income before reclassifications (net of tax)	62,833	—	62,833
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,178	1,178
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,815)	—	(3,815)
Balance, December 31, 2023	(774,443)	(42,158)	(816,601)
Other comprehensive income before reclassifications (net of tax)	28,898	—	28,898
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,065	1,065
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,476)	—	(3,476)
Balance, end of period	$(749,021)	$(41,093)	$(790,114)
(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income (Loss) as Interest Income-Debt Securities.

(b)	The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

Note 10- Provision for (Recovery of) Income Taxes

Income tax expense was $87,000 for the nine months ended March 31, 2025, an increase of $118,000, as compared to an income tax recovery of $31,000 for the nine months ended March 31, 2024. The increase in income tax expense was primarily related to an increase in income (loss) before provision for (recovery of) income taxes when comparing the nine months ended March 31, 2025 and 2024. This increase was offset by a Wisconsin income tax provision of $112,000 related to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the nine months ended March 31, 2024. A summary of income tax expense (recovery) compared to the federal income tax statutory rate is set forth below.

	2025	2024
At Federal statutory rate at 21%	$97,006	$(63,736)
Adjustments resulting from:
Wisconsin change in tax law	-	112,058
Earnings on bank owned life insurance	(42,431)	(38,699)
State tax, net of federal benefit	-	-
Other	32,923	(40,297)
Provision for Income Taxes	$87,498	$(30,674)

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of March 31, 2025 and June 30, 2024.

As of March 31, 2025 and June 30, 2024, management believes the Bank has met all capital adequacy requirements to which it is subject. As of March 31, 2025 and June 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

March 31, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$29,933	13.42%	$17,844	>	8.0%	$20,074	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,380	13.04%	$18,025	>	8.0%	$20,278	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At March 31, 2025, the Bank’s net worth was $29,685,586 and general loan loss reserve was $1,612,332 totaling 13.22% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2024, the Bank’s net worth was $28,955,130 and general loan loss reserve was $1,797,116, totaling 13.91% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 12 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2045 at a fixed interest rate per annum at 3.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $10,488 (upon the release of 874 shares) and $10,487 (upon the release of 874 shares) of compensation expense related to this plan for the three months ended March 31, 2025 and 2024, respectively. The Company recognized $22,023 (upon the release of 2,622 shares) and $23,418 (upon the release of 2,622 shares) for the nine months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there were 72,539 shares not yet released having an aggregate market value of approximately $972,748. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

Stock Options

On June 28, 2022, a total of 73,194 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (18,572 and 54,622 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 7,647 options. During the nine months ended March 31, 2025, an employee retired resulting in the forfeiture of 1,311 options. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 39,330 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (4,368 and 34,962 options were awarded to directors and employees, respectively). During the nine months ended March 31, 2025, an employee retired resulting in the forfeiture of 1,600 options. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. Based upon these assumptions, the weighted average fair value of options granted was $2.72.

Stock option expense amortized to expense for the nine months ended March 31, 2025 and 2024 was $48,061 and $48,787, respectively. At March 31, 2025, total unrecognized compensation expense related to stock options was $164,918 and will be amortized to expense over a period of 2.75 years. As of March 31, 2025, there were 4,368 stock option awards available for future awards under this plan.

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

A summary of stock option activity and related information for the three and nine months ended March 31, 2025 was as follows.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2024	104,877	$10.31	8.33	$3,540
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2024	104,877	10.31	8.06	3,933
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,911)	9.92	8.08	—
Outstanding, December 31, 2024	101,966	10.32	7.81	374,853
Granted	—	—	—	—
Exercised	(1,274)	10.45	—	—
Forfeited	—	—	—	—
Outstanding, March 31, 2025	100,692	10.32	7.59	310,923

Exercisable, March 31, 2025	48,537	$10.52	7.51	$144,721

Restricted Stock

On June 28, 2022, a total of 40,203 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (9,614 and 30,589 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 6,261 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,311 and 4,950 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 3,059 restricted stock awards. During the nine months ended March 31, 2025, an employee retired resulting in the forfeiture of 925 restricted stock awards. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). Restricted stock expense was $69,753 and $70,358 for the nine months ended March 31, 2025 and 2024, respectively. At March 31, 2025, future compensation expense related to non-vested restricted stock outstanding was $221,685 which will be amortized over a remaining period of 2.75 years. As of March 31, 2025, there were 293 shares of restricted stock available for issuance.

A summary of restricted stock activity and related information for the three and nine months ended March 31, 2025, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2024	27,299	$10.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2024	27,299	10.75
Granted	—	—
Exercised	—	—
Forfeited	(925)	10.18
Outstanding, December 31, 2024	26,374	$10.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2025	26,374	$10.77

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

As of March 31, 2025 and June 30, 2024, the following financial instruments were outstanding where contract amounts represent credit risk:

	March 31, 2025	June 30, 2024
Commitments to grant loans	$12,327,466	$1,341,500
Unused commitments under lines of credit	5,263,022	3,691,619
MPF credit enhancements	700,444	658,008

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of

March 31, 2025 and June 30, 2024, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and June 30, 2024:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Available for sale debt securities
States and municipalities	$449,102	$—	$449,102	$—
Mortgage-backed	952,720	—	952,720	—
Corporate bonds	3,787,968	—	2,287,968	1,500,000
Total assets	$5,189,790	$—	$3,689,790	$1,500,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Available for sale debt securities
States and municipalities	$685,588	$—	$685,588	$—
Mortgage-backed	1,292,907	—	1,292,907	—
Corporate bonds	4,628,266	—	3,168,266	1,460,000
Total assets	$6,606,761	$—	$5,146,761	$1,460,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2025 and June 30, 2024. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Nine Months	Nine Months
	Ended March 31,	Ended March 31,
	2025	2024
Balance at July 1,	$1,460,000	$1,580,000

Unrealized gains (losses) included in other comprehensive income (loss)	40,000	(120,000)

Balance at September 30,	1,500,000	1,460,000

Unrealized gains (losses) included in other comprehensive income (loss)	—	—

Balance at December 31,	1,500,000	1,460,000

Unrealized gains (losses) included in other comprehensive income (loss)	—	—

Balance at March 31,	$1,500,000	$1,460,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	Unaudited
	March 31,	June 30,	Valuation	Unobservable	Range
	2025	2024	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$1,397,460	$1,397,460	Collateral valuation	Discount from market value	2025: 10%-75%
					2024: 10%-75%

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. No subsequent valuation allowance was recognized during the nine months ended March 31, 2025.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	March 31, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,712,186	$1,712,186	$2,977,438	$2,977,438
Federal funds sold	21,959,000	21,959,000	7,495,000	7,495,000
Interest bearing deposits in other financial institutions	325,739	325,739	199,888	199,888
Available for sale debt securities	5,189,790	5,189,790	6,606,761	6,606,761
Held to maturity debt securities	490,746	371,975	510,276	394,081
Loans, net	188,787,590	182,538,000	183,447,633	172,191,000
Investment in restricted stock	1,329,413	1,329,413	1,329,413	1,329,413
Interest receivable	582,544	582,544	597,768	597,768
Financial Liabilities
Deposits	$186,009,727	$171,055,000	$172,980,754	$156,433,000
Federal Home Loan Bank (FHLB) advances	15,000,000	15,000,000	13,000,000	13,000,000
Accrued interest payable	402,666	402,666	287,072	287,072

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

The estimated fair value of fee income on letters of credit at March 31, 2025 and June 30, 2024 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2025 and June 30, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	political instability or civil unrest;
●	acts of war or terrorism or pandemics such as the recent COVID-19 pandemic;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Provision for (Recovery of) Income Taxes. Our income tax expense (recovery) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

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

The allowance for credit losses (“ACL”) at March 31, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses includes various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Changing these levels as of March 31, 2025, from those actually used on March 31, 2025 to the next highest or lowest level resulted in an increase in Marathon Bank’s allowance for credit losses of $126,000, or 7.8%.

As of March 31, 2025

Historical Actual	Hypothetical Change

Wisconsin Unemployment (2.4%-3.0%)	3.0%-4.0%
Wisconsin Annual Housing Price Index (4.4%-6.5%)	6.5%-18.4%
Wisconsin Annual Gross Domestic Product (-6.6%-2.4%)	2.4%-4.0%

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

Provision for (Recovery of) Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total Assets. Total assets increased $17.6 million, or 8.0%, to $236.8 million at March 31, 2025 from $219.2 million at June 30, 2024. The increase was primarily due to an increase in cash and cash equivalents of $13.2 million, or 126.0% and an increase in loans, net of $5.3 million, or 2.9%. These increases were offset by a decrease in debt securities available for sale of $1.4 million, or 21.4%. The remaining asset categories showed no significant changes when comparing March 31, 2025 with June 30, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents increased $13.2 million, or 126.0%, to $23.7 million at March 31, 2025 from $10.5 million at June 30, 2024, primarily due to an increase in deposits of $13.0 million, or 7.5%, an increase in borrowings of $2.0 million, or 15.4%, an increase in other liabilities of $1.9 million, or 97.9%, and a decrease in debt securities available for sale of $1.4 million, or 21.4%. These increases in cash and cash equivalents were offset by an increase in loans of $5.4 million, or 2.9%.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $1.4 million, or 21.4%, from $6.6 million at June 30, 2024 to $5.2 million at March 31, 2025. The decrease was primarily related to the maturity of a $1.0 million corporate bond, calls of municipal bonds and paydowns of mortgage backed securities.

Loans. Gross loans increased $5.2 million, or 2.8%, to $190.4 million at March 31, 2025 from $185.2 million at June 30, 2024. The increase was primarily due to an increase in commercial real estate loans of $8.7 million, or 11.8% and an increase in consumer loans of $516,000, or 32.1%. The increase in commercial real estate loans was related to stability in the market, an improvement in our customer’s credit ability and interest rates. The increase in consumer loans was related to growth in home equity loans due to an improvement in rates and housing market stability. These increases were offset by decreases in the remaining categories of loans with the most significant decrease noted in one-to-four-family residential loans which decreased by $2.2 million, or 3.8%. The decrease in one-to-four-family residential loans was primarily related to the paydown of a $3.4 million residential loan. The construction loans decrease of $857,000 was primarily related to construction loans being converted to permanent financings. The remaining categories of loan decreases (multi-family real estate and commercial and industrial) were primarily due to repayments exceeding new loan growth.

The following table presents the commercial real estate portfolio by industry sector at March 31, 2025 and June 30, 2024.

	Loans by Industry Sector		Loans by Industry Sector
	At March 31,	Percentage of	At June 30,	Percentage of
	2025	Total	2024	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,228%	1.48	$1,278%	1.72
Warehouse	1,000	1.20	1,041	1.40
Retail	560	0.67	692	0.93
Accommodation and food service	152	0.18	177	0.24
Mixed use	1,901	2.29	1,960	2.64
Other real estate	289	0.35	301	0.41
Total owner occupied real estate	5,130	6.18	5,449	7.33

Non-owner occupied real estate:
Office	7,037	8.47	7,333	9.87
Warehouse	1,561	1.88	1,594	2.14
Industrial	25,227	30.37	21,308	28.67
Retail	33,595	40.44	32,983	44.38
Accommodation and food service	6,652	8.01	1,694	2.28
Mixed use	1,618	1.95	1,639	2.21
Land	1,886	2.27	1,804	2.43
Other real estate	359	0.43	512	0.69
Total non-owner occupied real estate	77,935	93.82	68,867	92.67

Total commercial real estate loans	$83,065%	100.00	$74,316%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $1.4 million when comparing March 31, 2025 with June 30, 2024.

Deposits. Total deposits increased by $13.0 million, or 7.5%, to $186.0 million at March 31, 2025 from $173.0 million at June 30, 2024 due to an increase in demand, NOW and money market deposits of approximately $14.0 million associated with the Company’s Conversion. These deposits were transferred to stockholders’ equity in April, 2025. There was also a shift from non-interest bearing deposits to interest bearing deposits of approximately $4.3 million as customers moved their deposits to higher rate products at the Bank.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased $2.0 million to $15.0 million at March 31, 2025 compared to $13.0 million June 30, 2024 as the Bank borrowed an additional $2.0 million from the FHLB to help fund loan growth.

Stockholders’ Equity. Total stockholders’ equity increased by $659,000 when comparing March 31, 2025 with June 30, 2024 due to net income of $374,000 and a decrease in accumulated other comprehensive loss, net of taxes of $176,000 resulting from an increase in the fair market value of the debt securities available for sale portfolio due to favorable changes in market interest rates.

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

	For the Three Months Ended March 31,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$182,225	$2,139	4.85%	$192,647	$2,135	4.53%
Debt securities	5,941	39	2.69%	7,581	50	2.68%
Cash and cash equivalents	12,363	131	4.37%	7,962	113	5.83%
Other	1,329	25	7.85%	1,224	23	7.77%
Total interest-earning assets	201,858	2,334	4.77%	209,414	2,321	4.53%
Noninterest-earning assets	19,524			21,223
Total assets	$221,382			$230,637
Interest-bearing liabilities:
Demand, NOW and money market deposits	$50,358	196	1.59%	$42,242	149	1.43%
Savings deposits	38,043	14	0.15%	39,749	14	0.14%
Certificates of deposit	67,437	549	3.35%	69,883	541	3.15%
Total interest-bearing deposits	155,838	759	1.99%	151,874	704	1.88%
FHLB advances and other borrowings	11,905	112	3.87%	21,671	212	3.99%
Total interest-bearing liabilities	167,743	871	2.13%	173,545	916	2.14%
Non-interest bearing demand deposits	21,416			25,188
Other non-interest bearing liabilities	2,311			2,045
Total liabilities	191,470			200,778
Total stockholders' equity	29,912			29,859
Total liabilities and stockholders' equity	$221,382			$230,637
Net interest income		$1,463			$1,405
Net interest rate spread (2)			2.64%			2.39%
Net interest-earning assets (3)	$34,115			$35,869
Net interest margin (4)			2.97%			2.73%
Average interest-earning assets to interest-bearing liabilities	120.34%			120.67%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended March 31,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$179,196	$6,253	4.68%	$195,099	$6,506	4.46%
Debt securities	6,643	131	2.64%	8,555	165	2.58%
Cash and cash equivalents	12,657	452	4.79%	10,330	407	5.28%
Other	1,329	77	7.79%	1,019	51	6.72%
Total interest-earning assets	199,825	6,913	4.64%	215,003	7,129	4.44%
Noninterest-earning assets	19,479			20,190
Total assets	$219,304			$235,193
Interest-bearing liabilities:
Demand, NOW and money market deposits	$46,539	537	1.54%	$44,746	460	1.37%
Savings deposits	38,363	41	0.14%	40,377	43	0.14%
Certificates of deposit	68,105	1,716	3.37%	77,817	1,723	2.96%
Total interest-bearing deposits	153,007	2,294	2.00%	162,940	2,226	1.82%
FHLB advances and other borrowings	11,183	330	3.95%	15,929	449	3.77%
Total interest-bearing liabilities	164,190	2,624	2.13%	178,869	2,675	2.00%
Non-interest-bearing demand deposits	23,243			24,779
Other non-interest-bearing liabilities	2,179			2,038
Total liabilities	189,612			205,686
Total stockholders' equity	29,692			29,507
Total liabilities and stockholders' equity	$219,304			$235,193
Net interest income		$4,289			$4,454
Net interest rate spread (2)			2.51%			2.44%
Net interest-earning assets (3)	$35,635			$36,134
Net interest margin (4)			2.87%			2.77%
Average interest-earning assets to interest-bearing liabilities	121.70%			120.20%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$(118)	$122	$4	$(355)	$102	$(253)
Debt securities	(11)	—	(11)	(25)	(9)	(34)
Cash and cash equivalents	64	(46)	18	62	(17)	45
Other	2	—	2	11	15	26
Total interest-earning assets	(63)	76	13	(307)	91	(216)
Interest-bearing liabilities:
Demand, NOW and money market deposits	29	18	47	13	64	77
Savings deposits	(1)	1	—	(2)	—	(2)
Certificates of deposit	(20)	28	8	(144)	137	(7)
Total interest-bearing deposits	8	47	55	(133)	201	68
FHLB advances and other borrowings	(98)	(2)	(100)	(90)	(29)	(119)
Total interest-bearing liabilities	(90)	45	(45)	(223)	172	(51)
Change in net interest income	$27	$31	$58	$(84)	$(81)	$(165)

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income was $148,000 for the three months ended March 31, 2025, an increase of $780,000, or 123.5%, from a net loss of $631,000 for the three months ended March 31, 2024. The increase in net income was primarily attributable to a decrease in non-interest expenses of $991,000, an increase in net interest income of $58,000 and an increase in non-interest income of $60,000. These increases were offset by a decrease in the provision for (recovery of) credit losses of $80,000 from a recovery of credit losses of $122,000 for the three months ended March 31, 2024 to a recovery of credit losses of $42,000 for the three months ended March 31, 2025 and an increase in the provision for (recovery of) income taxes of $248,000.

Interest Income. Interest income increased by $13,000, or 0.5%, to $2.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to increases in other interest income of $20,000 and loan interest income of $4,000 which was offset by a decrease in debt securities income of $11,000. Other interest income increased due to an increase in the average balance of cash and cash equivalents offset by a decrease in the average yield on cash and cash equivalents.

Loan interest income increased by $4,000, or 0.2%, to $2.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to an increase in the average yield on loans which was offset by a decrease in the average balance of the loan portfolio. The average yield on the loan portfolio increased by 32 basis points from 4.53% for the three months ended March 31, 2024 to 4.85% for the three months ended March 31, 2025. The average balance of the loan portfolio decreased by $10.4 million, or 5.4%, to $182.2 million for the three months ended March 31, 2025 from $192.6 million for the three months ended March 31, 2024. The increase in the average yield on the loan portfolio was the result of higher interest rates. The decrease in the average balance of the loan portfolio was primarily related to repayments exceeding new loan growth.

Debt securities interest income decreased by $11,000, or 21.8%, to $39,000 for the three months ended March 31, 2025 from $50,000 for the three months ended March 31, 2024 due to a decrease of $1.6 million in the average balance of debt securities to $5.9 million for the three months ended March 31, 2025 from $7.6 million for the three months ended March 31, 2024. Offsetting the decrease in average balance, was a one basis point increase in the average yield on the debt securities portfolio to 2.69% for the three months ended March 31, 2025 from 2.68% for the three months ended March 31, 2024 as a result of the higher interest rate environment. The average balance of debt securities continued to decrease as a result of securities calls and paydowns.

Interest Expense. Interest expense decreased $45,000, or 4.9%, to $871,000 for the three months ended March 31, 2025 from $916,000 for the three months ended March 31, 2024, due to a decrease of $100,000 in interest paid on FHLB borrowings offset by an increase of $55,000 in interest paid on deposits.

Interest expense on deposits increased $55,000, or 7.9%, to $759,000 for the three months ended March 31, 2025 from $704,000 for the three months ended March 31, 2024 due to an increase in the average rate paid on all deposit categories and an increase in the total average balance of deposits. The average rate paid on deposits increased by 11 basis points to 1.99% for the three months ended March 31, 2025 from 1.88% for the three months ended March 31, 2024. The increase in the average rate paid on all deposit categories was due to higher interest rates and increased competition for deposits. Demand, NOW and money market accounts increased slightly when comparing the three months ended March 31, 2025 with the three months ended March 31, 2024 resulting in the total average balance of deposits increasing by $4.0 million, or 2.6%, to $155.8 million for the three months ended March 31, 2025 from $151.8 million for the three months ended March 31, 2024. The increase in the average balances of demand, NOW and money market balances was related to the deposits temporarily obtained in connection with our Conversion.

Interest paid on FHLB borrowings decreased $100,000, from $212,000 for the three months ended March 31, 2024 to $112,000 for the three months ended March 31, 2025. The decrease in interest paid on borrowings was due to the average balance of FHLB advances decreasing by $9.8 million to $11.9 million for the three months ended March 31, 2025 from $21.7 million for the three months ended March 31, 2024 as a result of repayments of borrowings. The average rate paid on borrowings decreased slightly from 3.99% for the three months ended March 31, 2024 to 3.87% for the three months ended March 31, 2025 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $58,000, or 4.1%, to $1.5 million for the three months ended March 31, 2025 from $1.4 million for the three months ended March 31, 2024. Net interest rate spread increased by 25 basis points to 2.64% for the three months ended March 31, 2025 from 2.39% for the three months ended March 31, 2024, reflecting a 24 basis points increase in the average yield on interest-earning assets and a one basis point decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 2.97% for the three months ended March 31, 2025 from 2.73% for the three months ended March 31, 2024. The increase in the average yield on interest earning assets for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 146 basis points due to a drop in the federal funds rate) related to the increase in market interest rates over the past year and an increase in the percentage of commercial real estate loans making up the total loan portfolio which generally carry higher interest rates then the categories of other loans. Net interest-earning assets decreased by $1.8 million, or 4.9%, to $34.1 million for the three months ended March 31, 2025 from $35.9 million for the three months ended March 31, 2024.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $42,000 for the three months ended March 31, 2025 compared to a recovery of credit losses of $122,000 for the three months ended March 31, 2024. The decrease in recovery when comparing the two periods was primarily related to a decrease in the loan portfolio for the three months ended March 31, 2024. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years, an increase in prepayments in both consumer and commercial loans, which was impactful to the weighted average life of the loan portfolio and the continuous recoveries of two legacy charge-offs. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.6 million, or 0.85%, of loans outstanding at March 31, 2025 and $1.8 million, or 0.91%, of loans outstanding at March 31, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$25	$29	$(4)	(13.8)%
Mortgage banking	59	49	10	20.4%
Increase in cash surrender value of BOLI	68	63	5	7.9%
Other	55	6	49	816.7%
Total non-interest income	$207	$147	$60	40.8%

Non-interest income increased by $60,000 to $207,000 for the three months ended March 31, 2025 from $147,000 for the three months ended March 31, 2024 primarily due to an increase in other income. The increase in other income was related to a small recovery in connection with a settlement of litigation relating to our foreclosed asset, net (OREO). There were no other significant changes in the components comprising non-interest income when comparing the two periods.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$796	$804	$(8)	(1.0)%
Occupancy and equipment	233	240	(7)	(2.9)%
Data processing and office	117	122	(5)	(4.1)%
Professional fees	178	172	6	3.5%
Marketing expenses	9	15	(6)	(40.0)%
Foreclosed assets, net	13	970	(957)	(98.7)%
Other	171	185	(14)	(7.6)%
Total non-interest expenses	$1,517	$2,508	$(991)	(39.5)%

Non-interest expenses were $1.5 million for the three months ended March 31, 2025 compared to $2.5 million for the three months ended March 31, 2024. The decrease was primarily related to a decrease in foreclosed assets, net. The decrease in expenses associated with foreclosed assets, net was primarily related to the recording of a valuation allowance of $937,100 during the three months ended March 31, 2024 associated with a new appraisal obtained on the Company’s only foreclosed asset.

Provision for (Recovery of) Income Taxes. Income tax expense was $45,000 for the three months ended March 31, 2025, an increase of $248,000, as compared to an income tax recovery of $203,000 for the three months ended March 31, 2024. The increase in income tax expense was primarily the result of an increase in income (loss) before provision for (recovery of) income taxes. The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.4% and 24.3%, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2025 and 2024

General. Net income was $374,000 for the nine months ended March 31, 2025, an increase of $647,000, or 237.2%, from a net loss of $273,000 for the nine months ended March 31, 2024. The increase in net income was primarily attributable to a decrease in non-interest expenses of $929,000 and an increase in non-interest income of $28,000. Offsetting these increases in net income was a decrease in net interest income of $165,000 and an increase in the provision for (recovery of) income taxes of $118,000.

Interest Income. Interest income decreased by $215,000, or 3.0%, to $6.9 million for the nine months ended March 31, 2025 as compared to $7.1 million for the nine months ended March 31, 2024 primarily due to a decrease in loan interest income and debt securities income of $253,000 and $35,000, respectively. Offsetting these decreases was an increase in other interest income of $72,000.

Loan interest income decreased by $253,000, or 3.9%, to $6.3 million for the nine months ended March 31, 2025 as compared to $6.5 million for the nine months ended March 31, 2024, due to a decrease in the average balance of the loan portfolio of $15.9 million, or 8.2%, which was offset by an increase in the average yield on loans of 22 basis points. The average balance of the loan portfolio decreased by $15.9 million, or 8.2%, to $179.2 million for the nine months ended March 31, 2025 from $195.1 million for the nine months ended March 31, 2024. The decrease in the average balance of the loan portfolio was primarily related to repayments exceeding new loan growth. The average yield on the loan portfolio increased by 22 basis points from 4.46% for the nine months ended March 31, 2024 to 4.68% for the nine months ended March 31, 2025 as a result of higher interest rates.

Debt securities interest income decreased by $34,000, or 21.0%, to $131,000 for the nine months ended March 31, 2025 from $165,000 for the nine months ended March 31, 2024 due to a decrease of $1.9 million in the average balance of debt securities to $6.6 million for the nine months ended March 31, 2025 from $8.6 million for the nine months ended March 31, 2024. Offsetting the decrease in average balance, was a six basis points increase in the average yield on the debt securities portfolio to 2.64% for the nine months ended March 31, 2025 from 2.58% for the nine months ended March 31, 2024 as a result of the higher interest rate environment. The average balance of debt securities continued to decrease as a result of securities calls and paydowns.

Interest Expense. Interest expense decreased by $51,000, or 1.9%, to $2.6 million for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024, due to a decrease of $119,000 in interest paid on borrowings offset by an increase of $68,000 in interest paid on deposits.

Interest expense on deposits increased $68,000, or 3.1%, to $2.3 million for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 due to an increase in the average rate paid on all deposit categories (except savings deposits which remained unchanged), offset by a decrease in the average balances of all deposit categories except for demand, NOW and money market deposits. The average rate paid on deposits increased by 18 basis points to 2.00% for the nine months ended March 31, 2025 from 1.82% for the nine months ended March 31, 2024. The increase in the average rate paid on deposits was due to higher interest rates and increased competition for deposits. All categories of deposit average balances decreased (with the exception of demand, NOW and money market deposits) when comparing the nine months ended March 31, 2025 with the nine months ended March 31, 2024 with the total average balance of deposits decreasing by $9.9 million, or 6.1%, to $153.0 million for the nine months ended March 31, 2025. The decrease in the average balances of all deposits (with the exception of demand, NOW and money market deposits) was related to customers who changed banks to obtain higher rates and the Bank being less aggressive in matching competitor interest rates. The increase in the average balance of demand, NOW and money market deposits was related to deposits temporarily obtained in connection with the Company’s Conversion.

Interest paid on FHLB borrowings decreased $119,000, from $449,000 for the nine months ended March 31, 2024 to $330,000 for the nine months ended March 31, 2025. The decrease in interest paid on borrowings was due to the average balance of FHLB advances decreasing by $4.7 million to $11.2 million for the nine months ended March 31, 2025 as a result of repayments of borrowings. Offsetting the decrease in the average balance was an increase in the average rate paid on borrowings of 18 basis points from 3.77% for the nine months ended March 31, 2024 to 3.95% for the nine months ended March 31, 2025 due to an increase in borrowing costs.

Net Interest Income. Net interest income decreased by $165,000, or 3.7%, to $4.3 million for the nine months ended March 31, 2025 from $4.5 million for the nine months ended March 31, 2024. Net interest-earning assets decreased by $499,000, or 1.4%, to $35.6 million for the nine months ended March 31, 2025 from $36.1 million for the nine months ended March 31, 2024. Net interest rate spread increased by seven basis points to 2.51% for the nine months ended March 31, 2025 from 2.44% for the nine months ended March 31, 2024, reflecting a 20 basis points increase in the average yield on interest-earning assets which was offset by a 13 basis points increase in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 2.87% for the nine months ended March 31, 2025 compared to 2.77% for the nine months ended March 31, 2024. The increase in the average yield on interest earning assets for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 49 basis points due to a drop in the federal funds rate) related to the increase in market interest rates over the past year. The increase in the average interest rate paid on interest-bearing liabilities was due to the Bank raising the interest rates on all deposit categories.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $189,000 for the nine months ended March 31, 2025 compared to a recovery of credit losses of $216,000 for the nine months ended March 31, 2024. The decrease in the recovery when comparing the two periods was primarily related to a decrease in the loan portfolio for the nine months ended March 31, 2024. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years, an increase in prepayments in both consumer and commercial loans, which was impactful to the weighted average life of the loan portfolio and the continuous recoveries of two legacy charge-offs. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.6 million, or 0.85%, of loans outstanding at March 31, 2025 and $1.8 million, or 0.91%, of loans outstanding at March 31, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$85	$93	$(8)	(8.6)%
Mortgage banking	224	255	(31)	(12.2)%
Increase in cash surrender value of BOLI	202	184	18	9.8%
Other	69	20	49	245.00%
Total non-interest income	$580	$552	$28	5.07%

Non-interest income increased by $28,000 to $580,000 for the nine months ended March 31, 2025 from $552,000 for the nine months ended March 31, 2024 due primarily to an increase in other income. The increase in other income was related to a small recovery in connection with a settlement of litigation relating to our foreclosed asset, net

(OREO). There were no other significant changes in the components comprising non-interest income when comparing the two periods.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,466	$2,338	$128	5.5%
Occupancy and equipment	684	622	62	10.0%
Data processing and office	332	338	(6)	(1.8)%
Professional fees	520	560	(40)	(7.1)%
Marketing expenses	38	55	(17)	(30.9)%
Foreclosed assets, net	36	1,007	(971)	(37.8)%
Other	520	605	(85)	(14.0)%
Total non-interest expenses	$4,596	$5,525	$(929)	(16.8)%

Non-interest expenses were $4.6 million for the nine months ended March 31, 2025 compared to $5.5 million for the nine months ended March 31, 2024. The decrease was related to a decrease in foreclosed assets, net. The decrease in expenses associated with foreclosed assets, net was primarily related to the recording of a valuation allowance of $937,100 during the nine months ended March 31, 2024 associated with a new appraisal obtained on the Company’s only foreclosed asset. The increase in salaries and employee benefits and occupancy and equipment expenses was related to a new branch which opened in Brookfield, Wisconsin during January 2024.

Provision for (Recovery of) Income Taxes. Income tax expense was $87,000 for the nine months ended March 31, 2025, an increase of $118,000, as compared to an income tax recovery of $31,000 for the nine months ended March 31, 2024. The increase in income tax expense was primarily related to an increase in income (loss) before provision for (recovery of) income taxes when comparing the nine months ended March 31, 2025 and 2024. This increase was offset by a Wisconsin income tax provision of $112,000 related to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the nine months ended March 31, 2024.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At March 31, 2025			At June 30, 2024
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

	(In thousands)
Real estate loans:
One- to- four-family residential	$150	$67	$—	$—	$68	$—	$—	$—
Multifamily	—	—	—	—	—	—	—	—
Commercial	139	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	40	—	—	—	—	—	—	—
Total	$329	$67	$—	$—	$68	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At March 31,	At June 30,
	2025	2024

(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	—	—
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	1,397	1,397
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	1,397	1,397
Total non-performing assets	$1,397	$1,397
Total non-performing loans to total loans	—%	—%
Total non-performing loans to total assets	—%	—%
Total non-performing assets to total assets	0.59%	0.64%

Non-performing assets include other real estate owned of $1.4 million, at March 31, 2025 and June 30, 2024. During the three months ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets, net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 resulting in a new valuation of $2.1 million subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. No subsequent valuation allowance was taken during the nine months ended March 31, 2025.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allowance for credit loss is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” or “Watch” by our management. There were no loans classified as substandard, doubtful or loss in the Company’s loan portfolio as of March 31, 2025 or June 30, 2024.

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

The allowance for credit losses (“ACL”) at March 31, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,651	$1,891	$1,797	$2,159
Implementation of CECL	—	—	—	(175)
Provision for (recovery of) credit losses	(42)	(122)	(189)	(216)
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Real estate loans:
One- to four-family residential	3	—	3	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	1	1	2
Total recoveries	3	1	4	2
Net (charge-offs) recoveries	3	1	4	2
Allowance at end of period	$1,612	$1,770	$1,612	$1,770
Allowance to non-performing loans	—%	3,160.71%	—%	—%
Allowance to total loans outstanding at the end of the period	0.85%	0.91%	0.85%	0.91%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	—%	—%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

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

	At March 31, 2025			At June 30, 2024

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$305	18.9%	43.6%	$259	14.4%	40.1%
Commercial and industrial	12	0.7%	2.3%	16	0.9%	2.8%
Construction	22	1.4%	0.2%	28	1.6%	0.7%
One-to-four-family residential	1,116	69.2%	29.2%	1,314	73.1%	31.2%
Multi-family real estate	148	9.2%	23.6%	175	9.7%	24.3%
Consumer	9	0.6%	1.1%	5	0.3%	0.9%
Total	$1,612	100%	100%	$1,797	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2025, we had a $76.2 million line of credit with the Federal Home Loan Bank of Chicago, which had $15.0 million in borrowings outstanding as of that date. The Bank also has $25.0 million available to borrow from the Federal Reserve Bank when pledging acceptable assets and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. At March 31, 2025, the Bank did not borrow any additional funds from the Federal Reserve or from the correspondent bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.9 million and $188,000 of cash provided by operating activities for the nine months ended March 31, 2025 and 2024, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $3.7 million used in investing activities compared to $8.7 million provided by investing activities for the nine months ended March 31, 2025 and 2024, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was $15.0 million provided by financing activities compared to $12.6 million being used in financing activities for the nine months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 11-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2025, we had outstanding commitments to originate loans of $17.6 million, and no outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from March 31, 2025 totaled $46.9 million, which include $2.3 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of March 31, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of March 31, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no repurchases made during the three months ended March 31, 2025. All shares of common stock repurchased will be retired. There were 87,875 shares of common stock as of March 31, 2025 that may still be repurchased under the program. Following the completion of the Conversion, the repurchase program was terminated.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the third fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: May 14, 2025	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)