Form 10-K
period 2025-06-30
Marathon Bancorp, Inc. /MD/
filed 2025-09-26
CIK 1835385

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2024 was $20,911,632.

As of September 25, 2025, there were 2,938,698 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2025 Annual Meeting of Stockholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

June 30, 2025

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	political instability or civil unrest;
●	acts of war or terrorism or pandemics such as the COVID-19 pandemic;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	our inability to sell our foreclosed assets, net at an amount equal to or greater than the carrying amount.

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

On April 14, 2021, the Bank completed its reorganization into the mutual holding company structure and the related stock offering of the Company, the Bank’s new holding company. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company, the Company issued and sold 45.0% of its outstanding shares of common stock in its stock offering to the public, and the Company issued 55.0% of its outstanding shares of common stock to Marathon MHC (“Mutual Holding Company”), which was the Company’s mutual holding company.

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the "Conversion"). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock (which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”)) at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

The Company generated gross proceeds of $16.9 million from the Conversion. Offering expenses in connection with the Conversion were $1.7 million which were netted against the gross proceeds.

In connection with the Conversion, the Company provided a term loan to the ESOP to finance the ESOP’s purchase of the 135,472 shares noted above. The Company combined its existing outstanding ESOP loan in the amount of $777,212 with this new loan resulting in a new term loan to the ESOP of $2.1 million which will be repaid in annual installments over 25 years.

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1 including those described in Note 15 to the accompanying audited consolidated financial statements.

Marathon Bancorp, as the holding company of Marathon Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Wisconsin Department of Financial Institutions (the “WDFI”).

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

BUSINESS OF MARATHON BANK

General

Marathon Bank is a Wisconsin-chartered savings bank headquartered in Wausau, Wisconsin. Founded in 1902, we conduct our business from our main office and four branch offices, which are located in Marathon, Ozaukee and Waukesha Counties, Wisconsin. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader and includes select businesses and customers in Southeastern Wisconsin. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

From our founding until 2014, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In February 2014, we hired our current president and chief executive officer, Nicholas W. Zillges, and since that time we have strengthened and modernized our operations through upgrades to our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Zillges, we have developed a commercial real estate lending infrastructure, with a particular focus on expanding into the Southeastern Wisconsin market, including the Milwaukee metropolitan area, to grow our commercial real estate and multifamily loan portfolios. As part of our effort to expand into Southeastern Wisconsin, in 2024, we opened a new branch in Brookfield, Wisconsin and in 2018, we opened a branch in Mequon, Wisconsin. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits. While we have developed our commercial real estate platform in recent years, we also remain committed to our local community and intend to continue to be a significant one- to four-family residential mortgage lender in our market areas subject to market conditions and the interest rate environment.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial and multifamily real estate loans, one- to four-family residential real estate loans and, to a lesser extent, commercial and industrial loans, construction loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating commercial real estate and multifamily real estate loans in an effort to further increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate debt securities and U.S. government and agency securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Chicago, to fund our operations as necessary.

At June 30, 2025, we had total consolidated assets of $238.8 million, total deposits of $175.2 million and total stockholders’ equity of $45.7 million. Our executive office is located at 500 Scott Street, Wausau, Wisconsin 53226, and our telephone number at this address is (715) 845-7331. Our website address is www.marathonbank.com. Information on our website is not and should not be considered a part of this Form 10-K.

Market Area

We conduct our business from our main office and four branch offices, which are located in Marathon, Ozaukee and Waukesha Counties, Wisconsin. Our primary market area is broadly defined as the Wausau, Wisconsin metropolitan area, including Marathon, Ozaukee and Waukesha Counties. In recent years, we have expanded our operations into Southeastern Wisconsin, primarily Milwaukee and Waukesha counties. We expect further growth in the Southeastern Wisconsin market area, including the Milwaukee metropolitan area. The following discusses the demographics of the counties in which we operate.

Marathon County’s total population for 2025 is estimated at 139,926, approximately 4.37% growth since 2010. A relatively high percentage of Marathon County’s non-farm, non-government workforce is in the education, healthcare and manufacturing sectors, estimated at over 46% of the labor force. Other significant employer industries in the county include trade, transportation and utilities, finance/insurance and leisure and hospitality. Median household income for 2025 in Marathon County is estimated to be $76,185.

Ozaukee County’s total population for 2025 is estimated at 94,338, approximately 8.44% growth since 2010. Manufacturing, education and healthcare represent over 41% of the labor force. Other significant employer industries in Ozaukee County include trade, transportation and utilities, professional and business services and leisure and hospitality. Median household income for 2025 in Ozaukee County is estimated to be $96,734.

Milwaukee County’s total population for 2025 is estimated at 912,459, an approximately 3.93% decrease since 2010. Milwaukee County’s most significant employers are in the manufacturing, education, healthcare, retail trade and finance/insurance industries. Median household income for 2025 in Milwaukee County is estimated to be $63,185.

Waukesha County’s total population for 2025 is estimated at 417,227, approximately 6.97% growth since 2010. The most significant employers in Waukesha county are in the manufacturing, education, health care, trade, transportation and utilities, professional and business services and leisure and hospitality industries. Waukesha County has the highest median household income of any of Marathon Bank’s market area counties, estimated to be $104,100 for 2025.

Unemployment rates as of June 30, 2025 and June 30, 2024 are set forth in the following table.

Region	June 2025	June 2024
United States	4.1%	4.1%
Wisconsin	3.2%	2.9%
Marathon County	2.8%	3.0%
Ozaukee County	2.9%	2.9%
Milwaukee County	4.1%	4.3%
Waukesha County	3.0%	3.0%

Major employers in Marathon Bank’s market area are United Medical Resources, Stryker, Aspirus, Advocate Aurora Health, Ascension-Wisconsin, GE Healthcare Technologies, Kohl’s, Northwestern Mutual, Rockwell Automation and Siemens.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2025, our market share of deposits represented 2.99% of FDIC-insured deposits in Marathon County, ranking us ninth in market share of deposits out of 17 institutions operating in the county. In addition, as of that date, our market share of deposits represented 0.53% of FDIC-insured deposits in Ozaukee County, ranking us 13th in market share of deposits out of 15 institutions operating in the county. Finally, as of that date, our market share of deposits represented 0.06% of FDIC-insured deposits in Waukesha County, ranking us 34th in market share of deposits out of 34 institutions operating in the county.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate
One- to four-family residential real estate	$56,330	27.8%	$57,808	31.2%
Multi-family	47,808	23.6%	45,088	24.3%
Commercial	91,867	45.4%	74,316	40.1%
Construction	733	0.4%	1,313	0.7%
Commercial and industrial	3,876	1.9%	5,158	2.8%
Consumer	1,957	1.0%	1,609	0.9%
Total loans	202,571	100.0%	185,292	100.0%
Less:
Deferred loan fees	67		47
Allowance for losses	1,708		1,797
Total loans, net	$200,796		$183,448

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ. Excludes loans held for sale.

				One- to Four-
	Commercial	Commercial		Family
	Real Estate	and Industrial	Construction	Residential

	(In thousands)
Amounts due in:
One year or less	$16,159	$163	$277	$1,812
More than one to five years	75,333	3,194	—	15,216
More than five to 15 years	375	519	456	3,146
More than 15 years	—	—	—	36,156
Total	$91,867	$3,876	$733	$56,330

	Multifamily
	Real Estate	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$11,388	$921	$30,720
More than one to five years	33,923	1,008	128,674
More than five to 15 years	2,497	—	6,993
More than 15 years	—	28	36,184
Total	$47,808	$1,957	$202,571

The following table sets forth our fixed and adjustable-rate loans at June 30, 2025 that are contractually due after June 30, 2026. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2026
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$15,972	$38,546	$54,518
Multifamily	31,649	4,772	36,421
Commercial	69,643	6,064	75,707
Construction	456	—	456
Commercial and industrial loans	3,713	705	4,418
Consumer	331	—	331
Total loans	$121,764	$50,087	$171,851

Commercial Real Estate Lending. Consistent with our strategy to grow our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At June 30, 2025, we had $91.9 million in commercial real estate loans, representing 45.4% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and other special purpose commercial properties, primarily in Southeastern Wisconsin. At June 30, 2025, $84.1 million of our commercial real estate portfolio was secured by non-owner-occupied commercial real estate.

Our commercial real estate loans generally are fixed rate, have initial terms of five years and amortization periods of up to 30 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of cost or appraised value of the property securing the loan.

At June 30, 2025, the average loan size of our commercial real estate loans was $1,024,000, and the largest of such loans was a $5.0 million loan secured by a restaurant. This loan was performing in accordance with its repayment terms at June 30, 2025.

The following table presents the commercial real estate portfolio by industry sector at June 30, 2025 and 2024.

	Loans by Industry Sector		Loans by Industry Sector
	At June 30,	Percentage of	At June 30,	Percentage of
	2025	Total	2024	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,212%	1.32	$1,278%	1.72
Warehouse	990	1.08	1,041	1.40
Retail	1,576	1.72	692	0.93
Accommodation and food service	145	0.16	177	0.24
Mixed use	1,881	2.05	1,960	2.64
Other real estate	286	0.31	301	0.41
Total owner-occupied real estate	6,090	6.63	5,449	7.33

Non-owner-occupied real estate:
Office	6,934	7.55	7,333	9.87
Warehouse	1,539	1.68	1,594	2.14
Industrial	25,022	27.24	21,308	28.67
Retail	41,201	44.85	32,983	44.38
Accommodation and food service	7,657	8.33	1,694	2.28
Mixed use	1,612	1.75	1,639	2.21
Land	1,725	1.88	1,804	2.43
Other real estate	87	0.09	512	0.69
Total non-owner-occupied real estate	85,777	93.37	68,867	92.67

Total commercial real estate loans	$91,867%	100.00	$74,316%	100.00

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

Multifamily Real Estate Loans. At June 30, 2025, multifamily real estate loans were $47.8 million, or 23.6%, of our total loan portfolio which was partly due to our purchases of participation interests in multifamily real estate loans totaling $6.9 million. Our multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 30 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

At June 30, 2025, the average loan size of our multifamily real estate loans was $1.0 million and the largest of such loans was an approximately $4.8 million loan secured by multiple non-owner-occupied rental properties. This loan was performing in accordance with its repayment terms at June 30, 2025.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2025, we had $53.1 million of loans secured by one- to four-family residential real estate, representing 26.2% of our total loan portfolio, which included no residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At June 30, 2025, 31.6% of our one- to four-family residential real estate loans were fixed-rate loans, and 68.4% of such loans were adjustable-rate loans. At June 30, 2025, $3.3 million of our loans secured by one- to four-family residential real estate were in a junior lien position.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2025 was $806,500 for single-family homes in our market area. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to government-sponsored enterprises such as Freddie Mac and Fannie Mae and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We retain a majority of our jumbo loans in our loan portfolio. Jumbo loans that we originate may be fixed- or adjustable-rate loans and typically have 10 to 30 year terms with maximum loan-to-value ratios of 80%. At June 30, 2025, we had $21.0 million in jumbo loans, which represented 37.3% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $1.3 million at June 30, 2025. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Marathon County, Wisconsin.

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

Commercial and Industrial Loans. At June 30, 2025, we had $3.9 million of commercial and industrial loans, representing 1.9% of our total portfolio. These loans are generally originated to small businesses and medical providers in our primary market areas. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment or inventory. To the extent these loans are secured, they are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally lines of credit with terms of one to two years. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to The Wall Street Journal Prime Rate. We generally obtain personal guarantees with commercial and industrial loans.

At June 30, 2025, the average loan size of our commercial and industrial loans was $69,000, and our largest outstanding commercial and industrial loan balance was a $416,000 loan to a trucking company. This loan was performing in accordance with its repayment terms at June 30, 2025.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. At June 30, 2025, $2.4 million of commercial and industrial loans were unsecured.

Construction Loans. At June 30, 2025, construction loans totaled $0.7 million, or 0.4% of our total loan portfolio. We have $767,000 in undrawn amounts on construction loans at June 30, 2025. These loans are with local developers for the construction of one-to four-family residential real estate developments and are secured by properties located in our primary market areas. Because our construction loan originations are with select customers, the terms of our construction loan originations are not based on standardized terms and instead are individually negotiated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, and loans secured by certificates of deposit. At June 30, 2025, our consumer loan portfolio totaled $2.0 million, or 1.0% of our total loan portfolio. At June 30, 2025, we had $20,400 in unsecured consumer loans.

At June 30, 2025, home equity lines of credit (which we categorize as consumer loans) totaled $1.0 million in outstanding balances. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with an aggregate loan-to-value ratio up to 80%. Our home equity lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the Prime Rate, as reported in The Wall Street Journal.

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

We currently sell a significant majority of the conforming fixed-rate one- to four-family residential real estate loans we originate on the secondary market. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to Fannie Mae, Freddie Mac and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. During the year ended June 30, 2025, we originated $5.9 million of one- to four-family residential real estate loans and sold $6.1 million, and during the year ended June 30, 2024, we originated $4.4 million of one- to four-family residential real estate loans and sold $4.6 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We purchase loan participations secured by properties primarily within the state of Wisconsin in loans in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $13.1 million, or 6.5% of our loan portfolio, of which $6.2 million were commercial real estate loans and $6.9 million were multifamily real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2025, we had participated out portions of five loans with an aggregate amount of $8.0 million. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital, subject to certain exceptions. At June 30, 2025, based on the 20% limitation, our loans-to-one-borrower limit was approximately $7.3 million. At June 30, 2025, our largest loan relationship with one borrower was for $7.1 million, which was secured by commercial real estate properties, with the underlying loans performing in accordance with their original terms on that date.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

At June 30,
	2025				2024
	30-59	60-89	90 Days	Non-	30-59	60-89	90 Days	Non-
	Days	Days	or More	Accrual	Days	Days	or More	Accrual
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to four-family residential	$253	$—	$—	$67	$68	$—	$—	$—
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—		—			—
Total	$253	$—	$—	$67	$68	$—	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include other real estate owned of $996,000 related to the foreclosure of collateral supporting a construction loan which was valued at $996,000 based on an offer to sell the property recently accepted by the Company and is included in foreclosed assets. Non-performing loans at June 30, 2025 consisted of one one-to four-family residential loan that was fully secured compared to none at June 30, 2024.

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in other real estate owned. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale is subject to customary due diligence and has not closed as of September 26, 2025.

	At June 30,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$67	$—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	67	—

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	996	1,375
Commercial and industrial	—	—
Consumer loans	—	—
Total real estate owned	996	1,375

Total non-performing assets	$1,063	$1,375

Total non-performing loans to total loans	0.03%	—
Total non-performing loans to total assets	0.03%	—
Total non-performing assets to total assets	0.45%	0.63%

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

On the basis of our review of our loans, our classified and special mention or watch loans at the dates indicated were as follows. The June 30, 2025 loans are all rated watch and consist of a commercial real estate loan of $657,000 and a multifamily real estate loan of $494,000 from one customer.

	At June 30,
	2025	2024

	(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention/Watch	$1,151	$—

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

The following table sets forth activity in our allowance for credit losses for the years indicated.

	For the Years Ended
	June 30,
	2025	2024

	(Dollars in thousands)
Allowance at beginning of year	$1,797	$2,159
Implementation of CECL	—	(175)
Provision for (recovery of ) credit losses	(94)	(190)

Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	5	3
Total recoveries	5	3

Net (charge-offs) recoveries	5	3

Allowance at end of year	$1,708	$1,797

Allowance to non-performing loans	2,549.25%	—
Allowance to total loans outstanding at the end of the year	0.84%	0.97%
Net (charge-offs) recoveries to average loans outstanding during the year	—	—

Net (charge-offs) recoveries to average loans outstanding during the year:

Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total net (charge-offs) recoveries to average loans outstanding during the year	—	—

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

	At June 30,
	2025			2024
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
		to Total	Each		to Total	Each
		Allocated	Category to		Allocated	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,123	65.7%	27.8%	$1,314	73.1%	31.2%
Multifamily	171	10.0%	23.6%	175	9.7%	24.3%
Commercial	390	22.8%	45.4%	259	14.4%	40.1%
Construction	4	0.2%	0.4%	28	1.6%	0.7%
Commercial and industrial loans	11	0.6%	1.9%	16	0.9%	2.8%
Consumer	9	0.5%	1.0%	5	0.3%	0.9%
Total allowance for loan losses	$1,708	100.0%	100.0%	$1,797	100.0%	100.0%

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

Corporate Debt Securities. At June 30, 2025, we had corporate debt securities totaling $3.9 million, which constituted 68.5% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At June 30, 2025, we had municipal securities totaling $449,000, which constituted 7.9% of our securities portfolio. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At June 30, 2025, we had mortgage-backed securities totaling $1.3 million, which constituted 23.6% of our securities portfolio, including $777,000 of agency collateralized mortgage obligations (CMOs). Of the $565,000 of non-CMO mortgage-backed securities, $24,000 were commercial-backed and $541,000 were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Marathon Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $1.3 million at June 30, 2025 and 2024. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The composition and maturities of the debt securities held to maturity portfolio at June 30, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our debt securities in this table at June 30, 2025, were taxable securities. Please refer to Note 3 of the notes to the audited consolidated financial statements for the composition and maturities of the debt securities available for sale portfolio at June 30, 2025.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Debt securities held to maturity:
Mortgage-backed securities	$—	—	$—	—	$394	0.22%	$90	0.01%	$484	$374	0.18%
Total	$—	—	$—	—	$394	0.22%	$90	0.01%	$484	$374	0.18%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2025, we had $12.0 million in brokered deposits. At June 30, 2025, our core deposits, which are deposits other than certificates of deposit, were $108.2 million, representing 61.8% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand accounts	$22,466	12.82%	$22,562	13.04%
Demand, NOW and money market accounts	48,104	27.45%	42,944	24.83%
Savings deposits	37,646	21.48%	39,757	22.98%
Certificates of deposit	67,025	38.25%	67,718	39.15%
Total	$175,241	100.00%	$172,981	100.00%

As of June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $64.9 million, of which $10.8 million was the aggregate amount of our uninsured certificates of deposit. As of June 30, 2024, the aggregate amount of uninsured deposits was $55.9 million, of which $9.9 million was the aggregate amount of our uninsured certificates of deposit. The following table sets forth the maturity of these certificates as of June 30, 2025.

June 30, 2025
(In thousands)
Maturity Period:
Three months or less	$5,234
Over three months through six months	3,233
Over six months through twelve months	1,046
Over twelve months	1,294
Total	$10,807

Borrowings. As of June 30, 2025, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow up to $82.8 million subject to providing additional collateral. At June 30, 2025 and 2024, we had $15.0 million and $13.0 million, respectively of Federal Home Loan Bank of Chicago advances (see Note 10 of the Notes to the Audited Consolidated Financial Statements). The Bank also has $17,487,584 available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2025.

Personnel and Human Capital Resources

As of June 30, 2025, we had 35 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable.

Subsidiary Activities

Marathon Bank is the only subsidiary of Marathon Bancorp. Marathon Bank has two subsidiaries, Marathon Property Holdings, LLC and 520 N 28th Avenue, LLC which both hold bank properties or other real estate owned properties.

TAXATION

Marathon Bank and Marathon Bancorp are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Marathon Bancorp and Marathon Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Marathon Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. Marathon Bancorp and Marathon Bank intend to file a consolidated federal income tax return for the taxable year ended June 30, 2025. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Marathon Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method of deducting bad debts under Section 585 of the Internal Revenue Code.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2025, the Company had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2025, the Company had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. At June 30, 2025, the Company had $8.5 million in Wisconsin net operating loss carryforwards. Due to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized; and, accordingly a valuation allowance of $665,000 was established for these carryforwards at June 30, 2025.

REGULATION AND SUPERVISION

General

As a state savings bank, Marathon Bank is subject to examination, supervision and regulation, primarily by the WDFI and by the FDIC. The state and federal systems of regulation and supervision establish a comprehensive framework of activities in which Marathon Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders.

Marathon Bank is also regulated to a lesser extent by the Federal Reserve Board. In addition, Marathon Bank is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

As a bank holding company, Marathon Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Marathon Bancorp is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Marathon Bank and Marathon Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Marathon Bank and Marathon Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Marathon Bancorp, Marathon Bank and their operations.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2025, Marathon Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum net worth ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2025 and June 30, 2024, Marathon Bank’s net worth ratio, as calculated under Wisconsin law, was 15.86% and 13.91%, respectively.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances. Marathon Bank exceeds all regulatory capital requirements and is deemed “well capitalized” for regulatory capital purposes as of June 30, 2025.

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

As of June 30, 2025, Marathon Bank elected to use the community bank leverage ratio.

Safety and Soundness Standards

Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits, and information security. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

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

As noted above, Marathon Bank is considered “well capitalized” for regulatory capital purposes as of June 30, 2025.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2025, Marathon Bank’s Required Liquidity Ratio was 8%, and Marathon Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the U.S. Government, U.S. Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2025, Marathon Bank was in compliance with this requirement.

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

Federal Law and Regulation. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as Marathon Bank, and any of its affiliates, including Marathon Bancorp. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

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

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the Community Reinvestment Act regulations.  Under the final rule, state savings banks with assets of less than $600 million as of December 31 in either of the prior two calendar years will be a “small bank.”  Small banks will be subject to either the current regulations’ small bank lending test or, at the banks’ option, the Retail Lending Test set out in the new regulations. The applicability date for the majority of the provisions in the new Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The new CRA regulations have been subject to litigation. On July 16, 2025, the federal banking agencies issued a joint notice of proposed rulemaking to rescind the CRA final rule issued in October 2023 and reinstate the CRA framework that existed prior to the October 2023 final rule.

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

Marathon Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Marathon Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $1.3 million at June 30, 2025.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2025, Marathon Bank had $15.0 million of advances from the Federal Home Loan Bank of Chicago.

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

Holding Company Regulation

General. Marathon Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, Marathon Bancorp is registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Marathon Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Acquisitions of additional banks or savings institutions generally require the prior approval of the Federal Reserve Board.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. Marathon Bancorp did not elect “financial holding company” status.

Capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company”

exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. As a result, the Federal Reserve Board’s consolidated holding company regulatory capital requirements do not presently apply to Marathon Bancorp.

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

These regulatory policies may affect the ability of Marathon Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition of Bank Holding Company

Under the Change in Bank Control Act, no person (including a company), or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Marathon Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Federal Securities Laws

Marathon Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Marathon Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Marathon Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes), executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes) or disclose pay versus performance information. An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Marathon Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100 million in annual revenue and less than $700 million in public float). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Marathon Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

ITEM 2: PROPERTIES

As of June 30, 2025, the net book value of our office properties was $3.4 million (excluding right-to-use-assets). The following table sets forth information regarding our offices. See Note 5 to the Audited Consolidated Financial Statements for additional information regarding the Company’s property and equipment.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:

500 Scott Street, Wausau, WI 54403	Owned	1963	$958

Other Properties:

1133 E Grand Avenue, Rothschild, WI	Leased	2009	35

307 Third Street, Mosinee, WI	Owned	1974	44

11315 N. Cedurburg Rd, Mequon, WI	Leased	2018	237

19105 W. Capitol Dr., Brookfield, WI	Owned	2024	2,008

Land, Weston, WI	Owned	2024	158

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3: LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Capital Market under the symbol “MBBC”.   There were 297 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of September 25, 2025 and 2,938,698 shares of common stock outstanding. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock prior to the Company listing its shares on the Nasdaq Capital Market on April 22, 2025. The information was obtained from the OTCID Market. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid in fiscal 2025 or 2024.

	Market Value of Common Stock
	High	Low
Quarter Ended September 30, 2024	$6.60	$6.38
Quarter Ended December 31, 2024	10.20	6.42
Quarter Ended March 31, 2025	11.25	9.34

Quarter Ended September 30, 2023	$10.25	$8.50
Quarter Ended December 31, 2023	9.68	6.75
Quarter Ended March 31, 2024	9.90	9.14
Quarter Ended June 30, 2024	9.59	8.00

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On December 22, 2023, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 107,875 shares of its common stock, or approximately 5.0% of the then outstanding shares. The stock repurchase plan was terminated on April 21, 2025 with 87,875 shares yet to be repurchased.

Set forth below is the share repurchase activity for the three months ended June 30, 2025.

					Approximate Number
				Total Number of Shares	of Shares That
				Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares		Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased		Per Share	Or Programs	Programs
April 1-30, 2025	—		$-	—	—
May 1-31, 2025	325	(1)	$10.03	—	—
June 1-30, 2025	2,904	(1)	$9.99	—	—

Total	3,229			—	—

(1)	This column reflects the deemed surrender to us of 3,229 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock.

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

Because Marathon Bancorp’s methodology for maintaining its allowance for credit losses is based on historical experience and trends, current economic information, forecasted data, and management's judgement, a range of estimates for the estimate of the allowance for credit losses may be supportable. Deteriorating economic conditions may lead to further required increases to the allowance; conversely, improvements to economic conditions may warrant further reductions to the allowance. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate, including as it relates to qualitative considerations.

As of June 30, 2025 and June 30, 2024, the allowance for credit losses totaled $1.7 million and $1.8 million, respectively. Due to the nature and composition of Marathon Bank's lending activities, a significant portion of the allowance for credit losses is allocated to the one- to four-family residential loan portfolio and the commercial real estate and multifamily real estate loan portfolios. As of June 30, 2025 and June 30, 2024, the allowance for credit losses allocated to the one- to four-family residential loan portfolio and the commercial real estate and multifamily real estate loan portfolios was $1.1 million and $461,000, respectively, or 65.7% and 32.8%, respectively.

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses includes various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Changing these levels as of June 30, 2025, from those actually used on June 30, 2025 to the next highest or lowest level resulted in an increase in Marathon Bank’s allowance for credit losses of $139,000, or 8.1%.

As of June 30, 2025

Historical Actual	Hypothetical Change

Wisconsin Unemployment (2.4%-3.0%)	3.0%-4.0%
Wisconsin Annual Housing Price Index (4.4%-6.5%)	0.4%-4.4%
Wisconsin Annual Gross Domestic Product (-6.6%-2.4%)	-6.6%-2.4%

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of June 30, 2025, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2025.

	At June 30,
	2025	2024

	(In thousands)
Selected Financial Condition Data:
Total assets	$238,835	$219,296
Cash, cash equivalents and interest-bearing deposits in other financial institutions	14,623	10,672
Debt securities available for sale	5,201	6,607
Debt securities held to maturity	484	510
Loans receivable, net	200,796	183,448
Foreclosed assets (OREO), net	996	1,375
Federal Home Loan Bank stock, at cost	1,329	1,329
Bank owned life insurance	9,243	8,973
Premises and equipment, net	3,884	4,086
Deposits	175,241	172,981
Federal Home Loan Bank (FHLB) advances	15,000	13,000
Stockholders' Equity	45,709	31,295

	For the Years
	Ended June 30,
	2025	2024

	(In thousands)
Selected Operating Data:
Interest income	$9,551	$9,431
Interest expense	3,508	3,591
Net interest income	6,043	5,840
Provision for (recovery of) credit losses	(94)	(190)
Net interest income after provision for (recovery of) credit losses	6,137	6,030
Non-interest income	749	726
Non-interest expense	6,875	7,002
Income (loss) before income taxes (benefit)	11	(246)
Provision for (benefit from) income taxes	(31)	(59)
Net income (loss)	$42	$(187)

	At or For the Years
	Ended June 30,
	2025	2024
Performance Ratios:
Return (loss) on average assets	0.02%	(0.08)%
Return (loss) on average equity	0.14%	(0.62)%
Interest rate spread (1)	2.40%	2.40%
Net interest margin (2)	2.84%	2.75%
Non-interest expenses to average assets	3.07%	3.00%
Efficiency ratio (3)	101.21%	106.64%
Average interest-earning assets to average interest-bearing liabilities	122.81%	120.56%
Book value per share	$15.55	$10.65

Capital Ratios (4):
Average equity to average assets	13.87%	13.00%
Tier 1 capital to average assets	15.21%	13.04%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.84%	0.97%
Allowance for credit losses as a percentage of non-performing loans	2,549.25%	—%
Net (charge-offs) recoveries to average outstanding loans during the year	—%	—%
Non-performing loans as a percentage of total loans	0.03%	—%
Non-performing loans as a percentage of total assets	0.03%	—%
Total non-performing assets as a percentage of total assets	0.45%	0.63%

Other:
Number of offices	5	5
Number of full-time equivalent employees	35	35
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank only. As of June 30, 2025 and 2024, the Bank elected to adopt the Community Bank Leverage Ratio Framework.

Comparison of Financial Condition at June 30, 2025 and June 30, 2024

Total Assets. Total assets increased $19.5 million, or 8.9%, to $238.8 million at June 30, 2025 from $219.3 million at June 30, 2024. The increase was primarily due to an increase in loans, net of $17.3 million, or 9.5%, and an increase in cash and cash equivalents of $3.9 million, or 37.4%. These increases were offset by a decrease in debt securities available for sale of $1.4 million, or 21.3%. The remaining asset categories showed no significant changes when comparing June 30, 2025 with June 30, 2024.

Cash and Cash Equivalents. Total cash and cash equivalents increased $3.9 million, or 37.4%, to $14.4 million at June 30, 2025 from $10.5 million at June 30, 2024, primarily due to the net proceeds raised from the Company’s Conversion of $13.9 million, an increase in deposits of $2.2 million, or 1.3%, an increase in borrowings of $2.0 million, or 15.4% and a decrease in debt securities available for sale of $1.4 million, or 21.3%. These increases in cash and cash equivalents were offset by an increase in loans of $17.3 million, or 9.5%.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $1.4 million, or 21.3%, from $6.6 million at June 30, 2024 to $5.2 million at June 30, 2025. The decrease was primarily related to the maturity of a $1.0 million corporate bond, calls of municipal bonds and paydowns of mortgage-backed securities.

Loans. Gross loans increased $17.3 million, or 9.5%, to $202.6 million at June 30, 2025 from $185.3 million at June 30, 2024. The increase was primarily due to an increase in commercial real estate loans of $17.6 million, or 23.6% and an increase in multi-family real estate loans of $2.7 million, or 6.0%. The increase in commercial real estate loans was related to a strategic focus capitalizing on market conditions, specifically focusing on higher-quality, well-capitalized assets from existing and new relationships. The increase in multi-family real estate loans was related to the improved lending conditions and the sustained demand for rental housing. Consumer loans (primarily home equity loans) also increased $348,000, or 21.6%, due to an improvement in rates and housing market stability. These increases were offset by decreases in the remaining categories of loans with the most significant decrease noted in one-to-four-family residential loans which decreased by $1.5 million, or 2.6%. The decrease in one-to-four-family residential loans was primarily related to the paydown of a $3.4 million residential loan. The construction loans decrease of $580,000 was primarily related to construction loans being converted to permanent financings. The decrease in commercial and industrial loans was primarily due to repayments exceeding new loan growth.

Foreclosed Assets.  Foreclosed assets, net decreased by $379,000, or 27.5%, to $1.0 million at June 30, 2025, due to the Company accepting an offer of $1.1 million for the sale of the property resulting in a provision for valuation allowance of $379,000 being recorded during the year ended June 30, 2025.

Deposits. Total deposits increased by $2.2 million, or 1.3%, to $175.2 million at June 30, 2025 from $173.0 million at June 30, 2024 due to an increase in demand, NOW and money market deposits of approximately $5.1 million due to the Bank’s growth and a movement of funds from matured certificates of deposit into more liquid deposit products.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased $2.0 million to $15.0 million at June 30, 2025 compared to $13.0 million June 30, 2024 as the Bank borrowed an additional $2.0 million from the FHLB to help fund loan growth.

Stockholders’ Equity. Total stockholders’ equity increased by $14.4 million, or 46.1% to $45.7 million, when comparing June 30, 2025 with June 30, 2024 primarily due to the net proceeds raised from the Company’s Conversion of $15.2 million offset by an increase in common shares held by the ESOP.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale. Deferred loan fees accreted to interest income totaled $52,000 and $42,000 for the years ended June 30, 2025 and 2024, respectively.

	For the Year Ended June 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		Balance	Interest

	(Dollars in thousands)
Interest-earning assets:
Loans	$183,039	$8,649	4.73%	$193,501	$8,637	4.46%
Debt securities	6,393	169	2.64%	8,236	214	2.60%
Cash and cash equivalents	13,594	631	4.64%	9,532	501	5.25%
Other	1,329	102	7.67%	1,097	79	7.20%
Total interest-earning assets	204,355	9,551	4.67%	212,366	9,431	4.44%
Noninterest-earning assets	19,488			21,215
Total assets	$223,843			$233,581
Interest-bearing liabilities:
Demand, NOW and money market deposits	$48,069	732	1.52%	$44,036	612	1.39%
Savings deposits	38,405	55	0.14%	40,109	58	0.14%
Certificates of deposit	67,787	2,252	3.32%	75,133	2,273	3.03%
Total interest-bearing deposits	154,261	3,039	1.97%	159,278	2,943	1.85%
FHLB advances and other borrowings	12,137	469	3.86%	16,865	648	3.84%
Total interest-bearing liabilities	166,398	3,508	2.11%	176,143	3,591	2.04%
Non-interest-bearing demand deposits	24,293			25,048
Other non-interest-bearing liabilities	2,112			2,018
Total liabilities	192,803			203,209
Total stockholders' equity	31,040			30,372
Total liabilities and stockholders' equity	$223,843			$233,581
Net interest income		$6,043			$5,840
Net interest rate spread (1)			2.40%			2.40%
Net interest-earning assets (2)	$37,957			$36,223
Net interest margin (3)			2.84%			2.75%
Average interest-earning assets to interest-bearing liabilities	122.81%			120.56%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(467)	$479	$12
Debt securities	(48)	3	(45)
Cash and cash equivalents	213	(83)	130
Other	17	6	23
Total interest-earning assets	(285)	405	120
Interest-bearing liabilities:
Demand, NOW and money market deposits	56	64	120
Savings deposits	(3)	—	(3)
Certificates of deposit	(222)	201	(21)
Total interest-bearing deposits	(169)	265	96
FHLB advances and other borrowings	(182)	3	(179)
Total interest-bearing liabilities	(351)	268	(83)
Change in net interest income	$66	$137	$203

Comparison of Operating Results for the Years Ended June 30, 2025 and 2024

General. Net income was $42,000 for the year ended June 30, 2025, an increase of $229,000, or 122.7%, from a net loss of $187,000 for the year ended June 30, 2024. The increase in net income was primarily attributable to an increase in net interest income of $203,000 and a decrease in non-interest expenses of $128,000. Offsetting these increases in net income was a decrease in the provision for (recovery of) credit losses of $96,000.

Interest Income. Interest income increased by $120,000, or 1.3%, to $9.6 million for the year ended June 30, 2025 as compared to $9.4 million for the year ended June 30, 2024 primarily due to an increase in other interest income of $154,000 which was offset by a decrease in debt securities income of $45,000.  Other interest income increased due to an increase in the average balance of cash and cash equivalents offset by a decrease in the average yield on cash and cash equivalents.

Loan interest income increased slightly by $11,000, or 0.1%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The average yield on loans increased by 27 basis points which was offset by a decrease in the average balance of the loan portfolio of $10.5 million, or 5.4%. The average yield on the loan portfolio increased by 27 basis points from 4.46% for the year ended June 30, 2024 to 4.73% for the year ended June 30, 2025 as a result of higher interest rates. The average balance of the loan portfolio decreased by $10.5 million, or 5.4%, to $183.0 million for the year ended June 30, 2025 from $193.5 million for the year ended June 30, 2024. The decrease in the average balance of the loan portfolio was primarily related to repayments exceeding new loan growth.

Debt securities interest income decreased by $45,000, or 21.2%, to $169,000 for the year ended June 30, 2025 from $214,000 for the year ended June 30, 2024 due to a decrease of $1.8 million in the average balance of debt securities to $6.4 million for the year ended June 30, 2025 from $8.2 million for the year ended June 30, 2024. The average balance of debt securities continued to decrease due to the maturity of a $1.0 million corporate bond, calls of municipal bonds and paydowns of mortgage-backed securities. The average yield on debt securities increased slightly by four basis points to 2.64% for the year ended June 30, 2025 from 2.60% for the year ended June 30, 2024 as a result of the higher interest rate environment.

Interest Expense. Interest expense decreased by $83,000, or 2.3%, to $3.5 million for the year ended June 30, 2025 as compared to the year ended June 30, 2024, due to a decrease of $179,000 in interest paid on borrowings offset by an increase of $96,000 in interest paid on deposits.

Interest expense on deposits increased $96,000, or 3.3%, to $3.0 million for the year ended June 30, 2025 as compared to $2.9 million for the year ended June 30, 2024 due to an increase in the average rate paid on all deposit categories (except savings deposits which remained unchanged), offset by a decrease in the average balances of all deposit categories except for demand, NOW and money market deposits. The average rate paid on deposits increased by 12 basis points to 1.97% for the year ended June 30, 2025 from 1.85% for the year ended June 30, 2024. The increase in the average rate paid on deposits was due to higher interest rates and increased competition for deposits. All categories of deposit average balances decreased (with the exception of demand, NOW and money market deposits) when comparing the year ended June 30, 2025 with the year ended June 30, 2024 with the total average balance of deposits decreasing by $5.0 million, or 2.2%, to $154.0 million for the year ended June 30, 2025. The decrease in the average balances of all deposits (with the exception of demand, NOW and money market deposits) was primarily related to us successfully migrating customer funds from fixed-rate certificate of deposit products into more liquid deposit products with potential variable-rate upside, coupled with the initiation of new loan relationships.

Interest paid on FHLB borrowings decreased $179,000, from $648,000 for the year ended June 30, 2024 to $469,000 for the year ended June 30, 2025. The decrease in interest paid on borrowings was due to the average balance of FHLB advances decreasing by $4.7 million to $12.1 million for the year ended June 30, 2025 from $16.8 million for the year ended June 30, 2024 as a result of repayments of borrowings. Offsetting the decrease in the average balance was an increase in the average rate paid on borrowings of two basis points from 3.84% for the year ended June 30, 2024 to 3.86% for the year ended June 30, 2025 due to an increase in borrowing costs.

Net Interest Income. Net interest income increased by $203,000, or 3.8%, to $6.0 million for the year ended June 30, 2025 from $5.8 million for the year ended June 30, 2024. Net interest-earning assets increased by $1.8 million, or 4.8%, to $38.0 million for the year ended June 30, 2025 from $36.2 million for the year ended June 30, 2024. Net interest rate spread remained the same at 2.40% for the years ended June 30, 2025 and 2024. The net interest margin increased to 2.84% for the year ended June 30, 2025 compared to 2.75% for the year ended June 30, 2024. The increase in the average yield on interest earning assets for the year ended June 30, 2025 compared to the year ended June 30, 2024 was primarily due to an increase in the average yield of loans, the Bank’s largest interest-earning asset category.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of approximately $94,000 for the year ended June 30, 2025 compared to a recovery of credit losses of $190,000 for the year ended June 30, 2024.

The decrease in the recovery when comparing the two years was primarily related to an increase in the loan portfolio for the year ended June 30, 2025. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years, an increase in prepayments in both consumer and commercial loans, which was impactful to the weighted average life of the loan portfolio and the continuous recoveries of two legacy charge-offs. These predictions align with the Bank’s historic charge-off history over the past 8-10 years.

The allowance for credit losses was $1.7 million, or 0.84%, of loans outstanding at June 30, 2025 and $1.8 million, or 0.97%, of loans outstanding at June 30, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at June 30, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$114	$125	$(11)	(8.8)%
Mortgage banking	291	325	(34)	(10.5)%
Increase in cash surrender value of BOLI	270	249	21	8.4%
Other	74	27	47	174.1%
Total non-interest income	$749	$726	$23	3.2%

Non-interest income increased by $23,000 to $749,000 for the year ended June 30, 2025 from $726,000 for the year ended June 30, 2024 due primarily to an increase in other income. The increase in other income was related to a small recovery in connection with a settlement of litigation relating to our foreclosed asset, net (OREO). There were no other significant changes in the components comprising non-interest income when comparing the two years.

Non-Interest Expenses. Non-interest expenses information is as follows.

	Year Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,646	$3,082	$564	18.3%
Occupancy and equipment	915	858	57	6.6%
Data processing and office	450	449	1	0.2%
Professional fees	701	755	(54)	(7.2)%
Marketing expenses	42	61	(19)	(31.1)%
FDIC insurance premiums	96	127	(31)	(24.4)%
Directors fees	108	108	—	—%
Foreclosed assets, net	429	1,035	(606)	100.0%
Other	487	527	(40)	(7.6)%
Total non-interest expenses	$6,874	$7,002	$(128)	(1.8)%

Non-interest expenses were $6.9 million for the year ended June 30, 2025 compared to $7.0 million for the year ended June 30, 2024. The decrease was related to a decrease in expenses associated with foreclosed assets, net, offset by an increase in salaries and employee benefits. The decrease in expenses associated with foreclosed assets, net was primarily related to the recording of a valuation allowance of $378,000 for the year ended June 30, 2025 compared to $937,100 during the year ended June 30, 2024 resulting from the Bank’s agreement to sell the property for $1.1 million. The increase in salaries and employee benefits and occupancy and equipment expenses was related to a new branch which opened in Brookfield, Wisconsin during January 2024.

Provision for (Recovery of) Income Taxes. Income tax benefit was $32,000 for the year ended June 30, 2025, a decrease of $27,000, as compared to an income tax benefit of $59,000 for the year ended June 30, 2024. The decrease in income tax benefit was primarily related to an increase in income (loss) before income tax expense (benefit) when comparing the year ended June 30, 2025 and 2024. This decrease was offset by a Wisconsin income tax provision of $112,000 related to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the year ended June 30, 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2025, we had a $82.8 million line of credit with the Federal Home Loan Bank of Chicago, which had $15.0 million in borrowings outstanding as of that date. The Bank also has $17.5 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2025.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million and $417,000 for the years ended June 30, 2025 and 2024, respectively. Net cash flows provided by (used in) investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $15.6 million used in investing activities for the year ended June 30, 2025 compared to $17.7 million provided by investing activities for the year ended June 30, 2024. Net cash provided by (used in) financing activities, consisting of activity in stockholders’ equity accounts (capital raise), deposit accounts and borrowings was $18.0 million provided by financing activities compared to $19.4 million used in financing activities for the years ended June 30, 2025 and 2024, respectively.

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

At June 30, 2025, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 16 in the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2025, we had outstanding commitments to originate loans of $4.8 million, and outstanding commitments to sell loans of $329,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less at June 30, 2025 totaled $46.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 of the notes to the audited consolidated the financial statements beginning on page 60 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

To the Board of Directors and
Stockholders of Marathon Bancorp, Inc.
Wausau, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Bancorp, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bonadio & Co., LLP
Pittsford, New York
September 26, 2025

Marathon Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2025 and 2024

	June 30,
	2025	2024
Assets
Cash and due from banks	$2,242,736	$2,977,438
Federal funds sold	12,143,000	7,495,000
Cash and cash equivalents	14,385,736	10,472,438
Interest bearing deposits held in other financial institutions	237,247	199,888
Debt securities available for sale	5,201,279	6,606,761
Debt securities held to maturity, at amortized cost (fair value $373,568 and $394,081)	483,787	510,276
Loans, net of allowance of $1,708,269 and $1,797,116, respectively	200,795,706	183,447,633
Interest receivable	667,686	597,768
Foreclosed assets (OREO), net	996,373	1,375,140
Investment in restricted stock, at cost	1,329,413	1,329,413
Cash surrender value life insurance	9,242,673	8,972,785
Premises and equipment, net	3,883,537	4,085,752
Other assets	1,611,363	1,698,142
Total assets	$238,834,800	$219,295,996
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$22,466,092	$22,562,358
Interest bearing	152,774,734	150,418,396
Federal Home Loan Bank (FHLB) advances	15,000,000	13,000,000
Other liabilities	2,884,753	2,020,458
Total liabilities	193,125,579	188,001,212
Commitments and Contingent Liabilities (See note 18)
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,938,698 and 2,938,362
shares issued and outstanding at June 30, 2025 and 2024	28,962	20,970
Additional paid-in capital	22,647,140	7,254,534
Retained earnings	25,566,126	25,523,681
Unearned ESOP shares, at cost	(2,047,077)	(751,613)
Accumulated other comprehensive loss	(485,930)	(752,788)
Total stockholders' equity	45,709,221	31,294,784
Total liabilities and stockholders' equity	$238,834,800	$219,295,996

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Income (Loss)

For the Years ended June 30, 2025 and 2024

	June 30,
	2025	2024
Interest Income
Loans, including fees	$8,648,835	$8,637,410
Debt securities	168,587	214,056
Other	733,458	579,115
Total interest income	9,550,880	9,430,581
Interest Expense
Deposits	3,039,593	2,942,288
Borrowings and other	468,706	648,430
Total interest expense	3,508,299	3,590,718
Net Interest Income	6,042,581	5,839,863
Provision for (Recovery of) Credit Losses	(93,833)	(190,000)
Net Interest Income After Provision for (Recovery of) Credit Losses	6,136,414	6,029,863
Non-Interest Income
Service charges on deposit accounts	114,155	125,175
Mortgage banking income	291,416	325,530
Increase in cash value of life insurance	269,888	248,587
Other income	73,461	26,732
Total non-interest income	748,920	726,024
Non-Interest Expenses
Salaries and employee benefits	3,645,754	3,082,201
Occupancy and equipment expenses	915,109	857,613
Data processing and office	450,058	448,520
Professional fees	700,730	754,806
Marketing expenses	42,183	61,234
FDIC insurance premiums	95,799	127,000
Directors fees	108,235	108,235
Foreclosed assets, net	429,128	1,034,592
Other expenses	487,448	527,788
Total non-interest expenses	6,874,444	7,001,989
Income (Loss) Before Benefit From Income Taxes	10,890	(246,102)
Benefit From Income Taxes	(31,555)	(59,108)
Net Income (Loss)	$42,445	$(186,994)

Net income (loss) per common share-basic (1)	$ 0.02	($ 0.07)
Net income (loss) per common share-diluted (1)	$ 0.02	($ 0.07)
Weighted average number of common shares outstanding-basic (1)	2,763,875	2,803,642
Weighted average number of common shares outstanding-diluted (1)	2,763,875	2,803,642
(1)	Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (See Note 1).

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30, 2025 and 2024

	June 30,
	2025	2024
Net Income (Loss)	$42,445	$(186,994)
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	345,119	47,619
Tax effect	(72,476)	(10,008)
Net amount	272,643	37,611

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(11,109)	(10,472)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	5,324	4,930
Other comprehensive income	266,858	32,069
Comprehensive Income (Loss)	$309,303	$(154,925)
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income (Loss) as Interest Income - Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income (Loss) as Other Expenses.

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2025 and 2024

							Accumulated
	Common		Additional		Unearned		Other
	Stock	Common	Paid-in	Retained	ESOP		Comprehensive
	Shares (1)	Stock	Capital	Earnings	Shares		Loss	Total
Balance, July 1, 2023	2,961,812	$21,141	$7,252,506	$25,577,300	$(786,572)		$(784,857)	$31,279,518
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses	—	—	—	133,375	—		—	133,375
Net loss	—	—	—	(186,994)	—		—	(186,994)
ESOP shares committed to be released (4,799 shares)	—	—	(1,023)	—	34,959		—	33,936
Stock based compensation	—	—	159,100	—	—		—	159,100
Other comprehensive income	—	—	—	—	—		32,069	32,069
Purchase of employee restricted shares to fund statutory tax withholdings (2,858 shares)	(2,858)	(21)	(22,573)	—	—		—	(22,594)
Purchase and retirement of common stock shares (20,592 shares)	(20,592)	(150)	(133,476)	—	—			(133,626)
Balance, June 30, 2024	2,938,362	20,970	7,254,534	25,523,681	(751,613)		(752,788)	31,294,784
Corporate Reorganization:
Conversion of Marathon Bancorp, Inc. (net of costs of $1.7 million)	9,950	8,061	15,202,295	—	—		—	15,210,356
Purchase of 1,354,720 shares by the ESOP	—	—	—	—	(1,354,720)		—	(1,354,720)
Contribution of Marathon Bancorp, Inc. Mutual Bancshares	—	—	100,000	—	—		—	100,000
Net income	—	—	—	42,445	—		—	42,445
ESOP shares committed to be released (6,473 shares)	—	—	2,411	—	59,256		—	61,667
Restricted stock forfeited (1,270 shares)	(1,270)	—	—	—	—		—	—
Exercise of stock options (1,749 shares)	1,749	13	13,301	—	—		—	13,314
Stock based compensation	—	—	156,682	—	—		—	156,682
Other comprehensive income	—	—	—	—	—		266,858	266,858
Purchase of employee restricted shares to fund statutory tax withholdings (3,229 shares)	(3,229)	(32)	(37,633)	—	—		—	(37,665)
Purchase and retirement of common stock shares (6,864 shares)	(6,864)	(50)	$(44,450)	—	—		—	(44,500)
Balance, June 30, 2025	2,938,698	$28,962	$22,647,140	$25,566,126	$(2,047,077)	$	$(485,930)	$45,709,221
(1)	Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

	June 30,
	2025	2024
Operating Activities
Net income (loss)	$42,445	$(186,994)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	295,003	244,904
Provision for (recovery of) credit losses	(93,833)	(190,000)
Provision for valuation allowance on foreclosed assets (OREO), net	378,767	937,100
Amortization of deferred loan fees	(51,859)	(41,552)
ESOP expense	61,667	33,936
Stock based compensation	156,682	159,100
Net amortization of discounts and premiums on debt securities	45,702	73,654
Net gain on sale of loans	(148,203)	(174,553)
Net change in deferred taxes	(12,761)	(138,356)
Earnings on cash value of life insurance	(269,888)	(248,587)
Decrease (Increase) in interest receivable	(69,918)	14,956
Originations of loans held for sale	(5,907,284)	(4,392,500)
Proceeds from loans held for sale	6,055,487	4,567,053
Net change in operating leases	1,209	2,406
Net change in other assets	27,067	(750)
Net change in other liabilities	938,228	(243,264)
Net Cash from Operating Activities	1,448,511	416,553
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(37,359)	3,562,251
Proceeds from maturities and repayments of debt securities available for sale	1,703,945	2,288,068
Proceeds from maturities and calls of debt securities held to maturity	32,768	11,594
Net increase in restricted stock	—	(559,140)
Net change in loans	(17,202,381)	14,672,675
Purchases of property and equipment	(179,043)	(2,264,879)
Cash received from MHC in Conversion	100,000	—
Net Cash provided by (used in) Investing Activities	(15,582,070)	17,710,569
Financing Activities
Net cash proceeds from common stock offering	15,210,356	—
Exercise of stock options	13,314
Purchase of ESOP shares	(1,354,720)	—
Net change in deposits	2,260,072	(24,273,552)
Borrowings of FHLB advances	5,000,000	5,000,000
Repayments of FHLB advances	(3,000,000)	—
Purchase and retirement of common stock	(82,165)	(156,220)
Net Cash provided by (used in) Financing Activities	18,046,857	(19,429,772)
Net Change in Cash and Cash Equivalents	3,913,298	(1,302,650)
Cash and Cash Equivalents, Beginning of Year	10,472,438	11,775,088
Cash and Cash Equivalents, End of Year	$14,385,736	$10,472,438
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$3,524,678	$3,378,226
Taxes	—	261,000
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right of use assets obtained in exchange for new operating leases	—	47,570

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Note 1 -     Significant Accounting Policies

Basis of Presentation and Nature of Operations

Marathon Bancorp, Inc. (the “Company” or “Marathon Bancorp”), a Maryland corporation, was formed in December 2020 to serve as the mid-tier holding company for Marathon Bank (the “Bank”) upon the completion of the Bank’s mutual holding company reorganization and offering.

On April 14, 2021, the Bank completed its reorganization into the mutual holding company structure and the related stock offering of the Company, the Bank’s new holding company. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company, the Company issued and sold 45.0% of its outstanding shares of common stock in its stock offering to the public, and the Company issued 55.0% of its outstanding shares of common stock to Marathon MHC (“Mutual Holding Company”), which was the Company’s mutual holding company.

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the "Conversion"). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock, which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”)) at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

The Company generated gross proceeds of $16.9 million from the Conversion. Offering expenses in connection with the Conversion were $1.7 million which were netted against the gross proceeds.

In connection with the Conversion, the Company provided a term loan to the ESOP to finance the ESOP’s purchase of the 135,472 shares noted above. The Company combined its existing outstanding ESOP loan in the amount of $777,212 with this new loan resulting in a new term loan to the ESOP of $2.1 million which will be repaid in annual installments over 25 years.

In connection with the Conversion, the Company established a liquidation account for the benefit of eligible and supplemental eligible account holders as defined in the Plan of Conversion and Reorganization in an amount equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Company or the Bank, each such account holder will be entitled to receive balances for accounts then held.

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1 including those described in Note 15 to the accompanying audited consolidated financial statements. All historical share and per share information also has been restated to reflect the 1.3728-to-1 exchange ratio.

The Bank is a Wisconsin stock savings bank, which conducts its business through five facilities. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, Marathon County, Ozaukee County and Waukesha County, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposits; and its primary lending products are commercial real estate, commercial and industrial, construction, one-to-four-family residential, multi-family real estate and consumer loans. In addition, the Bank has two nonbank subsidiaries

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

for the purpose of temporarily holding a foreclosed property pending the liquidation of this property and to hold the real estate of its recently opened branch in Brookfield, Wisconsin.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses, valuation of foreclosed assets, valuation of deferred tax assets, and fair value of financial assets and liabilities.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

Allowance for Credit Losses on Available for Sale (“AFS”) Securities

For an AFS security, credit losses are presented as an allowance for credit losses (“ACL”). The Company conducts an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the Company reduces the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income (“AOCI”), net of taxes, on the consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. Accrued interest receivable totaled $64,377 and $83,986 as of June 30, 2025 and 2024, respectively.

Allowance for Credit Losses on Held to Maturity (“HTM”) Securities

The Company’s portfolio of held to maturity securities consists of U.S. agency residential mortgage-backed securities which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

Investments in Restricted Stock

Investments in restricted stock consist of Federal Home Loan Bank stock. The Bank, as a member of the Federal Home Loan Bank System, is required to hold a specific number of shares of capital stock in the Federal Home Loan Bank of Chicago. Since ownership of this stock is restricted, the stock is carried at cost and evaluated periodically for impairment. The carrying amount of the Bank’s investment in Federal Home Loan Bank stock was $1,329,413 as of June 30, 2025 and 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Company had no loans held for sale as of June 30, 2025 and 2024.

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

June 30, 2025 and 2024

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

Loans to Borrowers Experiencing Financial Difficulty

For loans to borrowers experiencing financial difficulty, modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted. When the Company modifies a loan with financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Leases

The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease right-of-use (“ROU”) assets are included in premises and equipment and operating lease liabilities in other liabilities in the consolidated balance sheets. The Company had no finance leases at June 30, 2025 or 2024.

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

The Company keeps leases with an initial term of 12 months or less off of the consolidated balance sheet. The Company recognizes these lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for them as a single lease component.

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

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $66,645 at June 30, 2025 compared to none at June 30, 2024. Foreclosed assets were $996,373 and $1,375,140 at June 30, 2025 and 2024, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others was approximately $77,322,000 and $81,058,000 as of June 30, 2025 and 2024, respectively. The Company had a mortgage servicing right asset of $730,533 and $776,659 as of June 30, 2025 and 2024, included in other assets on the consolidated balance sheets.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2025 and 2024, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Employee Benefit Plans

The Company sponsors a 401(k) salary deferral plan available to substantially all employees. The plan provides for Company-matching contributions based on a percentage of participant contributions as well as Company profit-sharing and safe harbor contributions.

The Company also sponsors an Employee Stock Ownership Plan (“ESOP”) that is available to substantially all employees. Shares are released to employees on a straight-line basis over the loan term and allocated based on participant compensation. See Note 13 of the Notes to Consolidated Financial Statements.

Advertising Costs

Advertising costs are expensed as incurred. Such costs were $42,183 and $61,234 for the years ended June 30, 2025 and 2024, respectively.

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

Earnings (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Diluted earnings (loss) per share is adjusted for the dilutive effects of stock based compensation and is calculated using the treasury stock method. Set forth below is the calculation of earnings (loss) per share. See Note 15 of the Notes to Consolidated Financial Statements. All historical share and per share information also has been restated to reflect the 1.3728-to-1 exchange ratio associated with the Conversion.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

	Years Ended June 30,
	2025	2024
Net income (loss) applicable to common stock	$42,445	$(186,994)

Average number of shares outstanding	2,897,535	2,909,223
Less: Average unallocated ESOP shares	133,660	105,581

Average number of common shares outstanding used to calculate basic earnings per share	2,763,875	2,803,642
Effect of dilutive restricted stock awards	-	-

Average number of common shares outstanding used to calculate dilutive earnings per share	2,763,875	2,803,642

Earnings (loss) per common share:
Basic	$0.02	$(0.07)
Diluted	0.02	(0.07)

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

Segment Reporting

The Company’s financial results are considered to be aggregated into one reportable operating segment with revenue derived from the business of community banking. Through its community banking segment, the Company offers a full range of products and services through various delivery channels. The banking products and services include the acceptance of deposits in noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, money market deposits and certificate of deposits; the origination and servicing of loans for one-to four-family residential, commercial real estate, commercial and industrial, multi-family real estate and consumer and other loans; and other services including wire transfers. The community banking segment derives revenues mainly from interest income on loans to customers, investment securities held and fees and income related to the services listed above.

The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies. The Company’s President and Chief Executive Officer and Chief Financial Officer are the Chief Operating Decision Makers (CODMs). The CODMs are responsible for the day-to-day management of the Company, including regularly reviewing the operating and financial performance of the Company on a consolidated basis.

The primary measure of financial performance is consolidated net income which is used to assess performance and make decisions about resource allocation. Net income is used to monitor budget versus actual results as well as comparing

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

prior year’s results. The comparative analysis along with the monitoring of budget versus actual results are used in assessing the performance of the segment. The presentation of financial performance to the CODMs is consistent with amounts and financial statement lines shown in the Company's consolidated balance sheets and consolidated statements of income. The Company's significant expenses are segmented by category and amount in the consolidated statements of income to include all significant items including salaries and employee benefits, occupancy and equipment, data processing and office, professional fees, marketing, professional fees, FDIC insurance premiums, Directors’ fees, foreclosed assets, net and other general operating expenses.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. In the prior year, approximately $3.4 million of deposits were reported as non-interest bearing deposits that should have been classified as interest bearing deposits. The reclassification had no effect on total deposits, total liabilities, net income, or stockholders’ equity.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB issued ASU No. 2025-01 clarifying the effective date for public business entities for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 and its impact on its disclosures.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard as of July 1, 2024 and the standard did not have a material impact on its consolidated financial statements.

Note 2 -     Restrictions on Cash and Due from Banks

Based on the type and amount of deposits received, the Bank must maintain an appropriate cash reserve in accordance with Federal Reserve Bank reserve requirements. The total of those reserve requirements were satisfied by vault cash as of June 30, 2025 and 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Note 3 -     Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of June 30, 2025 and 2024, consists of the following:

	June 30,
	2025	2024
Available for sale debt securities, at fair value	$5,201,279	$6,606,761
Held to maturity debt securities, at amortized cost	483,787	510,276
	$5,685,066	$7,117,037

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$449,792	$296	$(772)	$449,316
Mortgage-backed	875,776	22,607	(39,621)	858,762
Corporate bonds	4,500,000	5,900	(612,699)	3,893,201
	$5,825,568	$28,803	$(653,092)	$5,201,279
Held to maturity debt securities
Mortgage-backed	$483,787	$—	$(110,219)	$373,568

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$689,588	$26	$(4,026)	$685,588
Mortgage-backed	1,347,975	22,728	(77,796)	1,292,907
Corporate bonds	5,538,606	—	(910,340)	4,628,266
	$7,576,169	$22,754	$(992,162)	$6,606,761
Held to maturity debt securities
Mortgage-backed	$510,276	$—	$(116,195)	$394,081

There is no allowance for credit losses on available for sale and held to maturity debt securities at June 30, 2025 and 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and 2024:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(772)	$114,228	$(772)	$114,228
Mortgage-backed	(97)	30,835	(39,524)	691,927	(39,621)	722,762
Corporate bonds	—	—	(612,699)	2,887,301	(612,699)	2,887,301
	$(97)	$30,835	$(652,995)	$3,693,456	$(653,092)	$3,724,291

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2024
Available for sale debt securities
States and municipalities	$(341)	$119,311	$(3,685)	$351,251	$(4,026)	$470,562
Mortgage-backed	(128)	16,339	(77,668)	1,167,758	(77,796)	1,184,097
Corporate bonds	—	—	(910,339)	4,628,266	(910,340)	4,628,266
	$(469)	$135,650	$(991,692)	$6,147,275	$(992,162)	$6,282,925

There were 4 securities in an unrealized loss position in the less than 12-month category and 40 securities in the over 12-month category at June 30, 2025. There were 6 securities in an unrealized loss position in the less than 12 months category and 54 securities in the over 12-month category at June 30, 2024.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2025, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2025
Due in one year or less	$1,000,000	$1,005,900	$—	$—
Due from more than one to five years	3,949,792	3,336,617	—	—
Due from more than five to ten years	—	—	—	—
	4,949,792	4,342,517	—	—
Mortgage-backed securities	875,776	858,762	483,787	373,568
	$5,825,568	$5,201,279	$483,787	$373,568

Securities with a carrying value of approximately $79,000 and $223,000 as of June 30, 2025 and 2024, were pledged to secure public deposits and debt.

There were no sales of available for sale debt securities during the years ended June 30, 2025 and 2024.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Note 4 -     Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $603,309 and $513,782 at June 30, 2025 and 2024, respectively, from the amortized cost basis of loans.

A summary of loans by major category follows (in thousands):

	June 30, 2025	June 30, 2024
Commercial real estate	$91,867	$74,316
Commercial and industrial	3,876	5,158
Construction	733	1,313
One-to-four-family residential	56,330	57,808
Multi-family real estate	47,808	45,088
Consumer	1,957	1,609
Total loans	202,571	185,292
Deferred loan fees	(67)	(47)
Allowance for loan losses	(1,708)	(1,797)
Loans, net	$200,796	$183,448

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the years ended June 30, 2025 and 2024:

	Allowance for Credit Losses-Loans
	(Dollars in thousands)

				Provision for
				(Recovery of)
	Beginning			Credit	Ending
	Balance			Losses-	Balance
	July 1, 2024	Charge-offs	Recoveries	Loans	June 30, 2025
Commercial real estate	$259	$—	$—	$131	$390
Commercial and industrial	16	—	—	(5)	11
Construction	28	—	—	(24)	4
One-to-four-family residential	1,314	—	—	(191)	1,123
Multi-family real estate	175	—	—	(4)	171
Consumer	5	—	5	(1)	9
Total loans	$1,797	$—	$5	$(94)	$1,708

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

	Allowance for Credit Losses-Loans
	(Dollars in thousands)

	Beginning
	Balance				Provision for
	Prior to				(Recovery of)
	Adoption of	Impact of			Credit	Ending
	ASC 326	Adoption of			Losses-	Balance
	July 1, 2023	ASC 326	Charge-offs	Recoveries	Loans	June 30, 2024
Commercial real estate	$1,196	$(818)	$—	$—	$(119)	$259
Commercial and industrial	18	5	—	—	(7)	16
Construction	6	2	—	—	20	28
One-to-four-family residential	207	1,137	—	—	(30)	1,314
Multi-family real estate	365	(147)	—	—	(43)	175
Consumer	2	11	—	3	(11)	5
Unallocated	365	(365)	—	—	—	—
Total loans	$2,159	$(175)	$—	$3	$(190)	$1,797

The following table presents a breakdown of the provision for (recovery of) credit losses for the years ended June 30, 2025 and 2024:

	2025	2024
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(93,833)	$(190,000)
Provision for unfunded commitments	—	—
Total provision for (recovery of) credit losses	$(93,833)	$(190,000)

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2025 and June 30, 2024 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$27,952	$4,203	$4,041	$25,549	$18,297	$11,029	$139	$—	$91,210
Special Mention/Watch	—	—	657	—	—	—	—	—	657
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$27,952	$4,203	$4,698	$25,549	$18,297	$11,029	$139	$—	$91,867

Commercial and industrial
Pass	$415	$64	$513	$1,125	$1,483	$264	$12	$—	$3,876
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$415	$64	$513	$1,125	$1,483	$264	$12	$—	$3,876

Construction
Pass	$733	$—	$—	$—	$—	$—	$—	$—	$733
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$733	$—	$—	$—	$—	$—	$—	$—	$733

Multi-family real estate
Pass	$5,444	$1,617	$7,696	$16,275	$13,043	$3,193	$46	$—	$47,314
Special Mention/Watch	—	—	494	—	—	—	—	—	494
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$5,444	$1,617	$8,190	$16,275	$13,043	$3,193	$46	$—	$47,808

One-to-four-family residential
Performing	$9,565	$3,196	$6,667	$10,699	$9,886	$16,250	$—	$—	$56,263
Non-performing	—	—	—	—	—	67	—	—	67
Total one-to-four-family	$9,565	$3,196	$6,667	$10,699	$9,886	$16,317	$—	$—	$56,330

Consumer
Performing	$179	$38	$31	$85	$—	$—	$1,624	$—	$1,957
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$179	$38	$31	$85	$—	$—	$1,624	$—	$1,957

Total loans	$44,288	$9,118	$20,099	$53,733	$42,709	$30,803	$1,821	$—	$202,571

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

The following table summarizes the aging of the past due loans by loan class within the portfolio segments as of June 30, 2025 and 2024:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	252,723	—	—	66,645
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$252,723	$—	$—	$66,645

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	68,031	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$68,031	$—	$—	$—

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. Information for loans evaluated individually is set forth below.

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of June 30, 2025. There were no loans on nonaccrual as of June 30, 2024.

	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Year Ended June 30, 2025
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,645	—	2,492
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,645	$—	$2,492

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

The following table presents the amortized cost basis of collateral-dependent loans by loan class as of June 30, 2025. There were no collateral-dependent loans as of June 30, 2024.

June 30, 2025
	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,645	—	66,645	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,645	$—	$66,645	$—

There were no loans modified to borrowers experiencing financial difficulty during the years ended June 30, 2025 and 2024.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential and multi-family real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $70,573,734 and $92,177,419 as of June 30, 2025 and June 30, 2024, respectively. There was also FHLB stock of $1,329,413 pledged as of June 30, 2025 and 2024.

Note 5 -     Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2025	2024
Land and land improvements	$924,155	$900,490
Buildings	4,011,870	3,937,675
Leasehold improvements	444,239	444,239
Furniture, fixtures, and equipment	1,619,391	1,559,338
Vehicles	27,658	27,658
Right-of-use-assets	443,111	529,366
	7,470,424	7,398,766
Less accumulated depreciation	(3,586,887)	(3,313,014)
	$3,883,537	$4,085,752

Depreciation expense totaled $295,003 and $244,904 for the years ended June 30, 2025 and 2024, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Note 6 - Leases

The following tables present information about the Company’s leases as of and for the years ended June 30, 2025 and 2024:

	As of	As of
	June 30, 2025	June 30, 2024
Right-of-use-assets	$443,111	$529,366
Lease liability	439,928	524,973
Weighted average remaining lease term	4.73 years	6.05 years
Weighted average discount rate	2.99%	3.38%

	Year Ended	Year Ended
	June 30,	June 30,
	2025	2024
Operating lease costs	$125,295	$127,712
Short-term lease costs	39,480	38,280
Total lease costs	$164,775	$165,992

Cash paid for amounts included in measurement of lease liabilities	$124,056	$125,215

As of June 30,
2025
Lease payments due

Year ending June 30, 2026	$127,980
Year ending June 30, 2027	118,710
Year ending June 30, 2028	48,620
Year ending June 30, 2029	43,200
Year ending June 30, 2030	43,200
Thereafter	100,800
Total	482,510
Discount	42,582
Lease liability	$439,928

Note 7- Foreclosed Assets

Real estate owned activity was as follows:

	Year	Year
	Ended	Ended
	June 30, 2025	June 30, 2024
Balance July 1,	$2,312,240	$2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Net gain on sale of foreclosed assets	—	—
Balance June 30	$2,312,240	$2,312,240

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Activity in the valuation allowance is as follows:

	Year	Year
	Ended	Ended
	June 30, 2025	June 30, 2024
Balance July 1,	$937,100	$—
Provisions charged to expense	378,767	937,100
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance June 30	$1,315,867	$937,100

Expenses related to foreclosed assets are as follows:

	Year	Year
	Ended	Ended
	June 30, 2025	June 30, 2024
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	378,767	937,100
Operating expenses, net of rental income	50,361	97,492
Balance June 30	$429,128	$1,034,592

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale is subject to customary due diligence and has not closed as of September 26, 2025.

Note 8 -     Cash Surrender Value Life Insurance

The Company is the owner and the beneficiary of life insurance policies on certain directors and officers of the Company, with aggregate death benefits of approximately $18,196,382 as of June 30, 2025. The cash surrender value on the policies amounted to $9,242,673 and $8,972,785 as of June 30, 2025 and 2024, respectively.

Note 9 -     Deposits

The scheduled maturities of certificates of deposit are as follows:

Years Ending June 30,
2026	$46,158,756
2027	14,786,940
2028	5,303,532
2029	385,235
2030	257,732
Thereafter	132,372
$67,024,567

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Certificates of deposit that meet or exceed $250,000 at June 30, 2025 and 2024 were $22,842,303 (including brokered deposits of $12,035,000) and $23,317,115 (including brokered deposits of $13,434,000), respectively.

Note 10 -     Borrowings

There was $15.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2025 and $13.0 million as of June 30, 2024. The borrowings at June 30, 2025 consisted of three - $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September, 2025, October, 2025 and August 2025, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

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

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $70,573,734 and $92,177,419 as of June 30, 2025 and 2024, respectively. Based on eligible collateral, net of outstanding borrowings, the Company had available $54.8 million to borrow from the FHLB as of June 30, 2025. There was FHLB stock of $1,329,413 pledged as of June 30, 2025 and 2024. The Bank also has $17,487,584 available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank as of June 30, 2025. There were no borrowings under these arrangements at June 30, 2025.

Information concerning FHLB advances is set forth below.

	June 30,
	2025	2024
Balance at end of year	$15,000,000	$13,000,000
Maximum outstanding at any month end	$15,000,000	$23,000,000
Weighted average interest rate at end of year	3.66%	4.19%
Average interest rate during year	3.86%	3.84%

Note 11 -     Related Party Transactions

In the ordinary course of business, the Company has granted loans to its principal officers, directors, and their affiliates. There were no such loans as of June 30, 2025 and 2024.

Deposits from related parties held by the Bank at June 30, 2025 and 2024, amounted to $600,042 and $824,439, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Note 12 -    Income Taxes

Deferred tax asset and liability consist of the following components as of June 30, 2025 and 2024:

	2025	2024
Deferred tax asset
Net operating loss	$545,725	$212,557
Allowance for credit losses	382,228	448,749
Available for sale debt securities	131,101	203,576
Lease liability	120,672	144,001
Equity compensation	9,425	6,162
Accrued expenses	55,632	43,792
Impairment of foreclosed assets, net	360,942	257,047
Other	212	21,536
Subtotal	1,605,937	1,337,420
Less valuation allowance	(665,008)	(321,355)
	940,929	1,016,065

Deferred tax liability
Property and equipment	73,948	62,866
Mortgage servicing rights	200,385	213,038
Right-of-use-asset	121,545	145,205
Deferred loan costs	24,425	14,616
Subtotal	420,303	435,725
Net deferred tax asset	$520,626	$580,340

The provision for (benefit from) income taxes charged (credited) to income for the years ended June 30, 2025 and 2024, consist of the following:

	2025	2024
Current tax expense (benefit)	$(18,794)	$79,248
Deferred tax expense (benefit)	(12,761)	(138,356)
	$(31,555)	$(59,108)

Income tax benefit was $32,000 for the year ended June 30, 2025, an decrease of $27,000, as compared to an income tax benefit of $59,000 for the year ended June 30, 2024. The decrease in income tax benefit was primarily related to an increase in income (loss) before income tax expense (benefit) when comparing the year ended June 30, 2025 and 2024. This increase was offset by a Wisconsin income tax provision of $112,000 related to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans. Based upon the provisions of this new state tax law, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized.  Since the state rate at which net deferred tax assets are expected to be realized is 0%, the Company eliminated its state net deferred tax asset balances as of July 1, 2023, resulting in deferred tax expense of approximately $112,000 for the year ended June 30, 2024. A summary of income tax expense (recovery) compared to the federal income tax statutory rate is set forth below.

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

to realize the deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company recorded a valuation allowance of $665,000 as a complete offset of the state deferred tax impact associated with its net deferred tax assets. The deferred tax balance associated with the Company’s Wisconsin net operating loss carryforward of $8.5 million existing as of June 30, 2025 was reduced to zero as a component of the valuation allowance. No federal valuation allowance was deemed necessary as of June 30, 2025.

A summary of income taxes compared to the federal income tax statutory rate is set forth below.

	2025	2024
At Federal statutory rate at 21%	$2,287	$(51,681)
Adjustments resulting from:
Tax exempt interest	(3,112)	(5,008)
Wisconsin change in tax law	-	112,058
Earnings and gain on bank owned life insurance	(56,676)	(52,245)
State tax, net of federal benefit	(305,847)	(321,355)
Equity compensation	6,115	23,534
Increase/decrease in valuation allowance	343,653	321,355
Other	(17,975)	(85,766)
Income tax expense (benefit)	$(31,555)	$(59,108)

Note 13 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution. Profit sharing expense charged to operations was $69,600 and $68,175 for the years ended June 30, 2025 and 2024, respectively.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share.  Also, as part of the Conversion, the Company sold 135,472 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the April 2021 ESOP loan ($777,212 and the new ESOP loan $1,354,720) were combined as of the date of the Conversion. The new ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2049 at a variable interest rate at the Bank’s prime rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $61,667 (upon the release of 6,473 shares) and $33,936 (upon the release of 4,799 shares) of compensation expense related to this plan for the years ended June 30, 2025 and 2024.  At June 30, 2025, there were 231,528 shares not yet released having an aggregate market value of approximately $2,306,019. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Note 14 -    Self-Funded Health Insurance

The Company has established an employee medical benefit plan to self-insure claims up to $30,000 per plan year for each individual and with a stop-loss per plan year for participants in the aggregate of approximately $1,000,000. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. Health insurance expense recorded for the years ended June 30, 2025 and 2024 was $524,764 and $512,595, respectively. The liability recognized for claims incurred but not yet paid was $17,722 and $83,557 as of June 30, 2025 and 2024, respectively. Management believes the recorded liability for health care costs is sufficient to cover estimated claims, including claims incurred but not yet reported.

Note 15 - Stock-Based Compensation

 On May 24, 2022, the stockholders of Marathon Bancorp, Inc. approved the Company’s 2022 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company and Marathon Bank. Under provisions of the Plan, while active, awards may consist of grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units.  Incentive stock options totaling 149,972 and restricted stock awards totaling 59,989 were authorized for award under the Plan. As a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1 including those described below. The grant date exercise prices for stock options and fair values of restricted stock at grant date were adjusted downward based on the exchange ratio.

Stock Options

On June 28, 2022, a total of 100,481 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (25,496 and 74,985 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 10,498 options. An additional 3,996 of options were forfeited by an employee during the year ended June 30, 2025. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 53,992 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (5,996 and 47,996 options were awarded to directors and employees, respectively). The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $2.72.

Stock option expense amortized to expense for the years ended June 30, 2025 and 2024 was $63,387 and $65,050, respectively. At June 30, 2025, total unrecognized compensation expense related to stock options was $149,092, and will be amortized to expense over a period of 2.5 years. On June 28, 2025, there were 5,996 stock option awards granted to two employees. As of June 30, 2025, no future stock option awards remain under the Plan.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

A summary of stock option activity and related information for the years ended June 30, 2025 and 2024 is as follows.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2023	143,975	$7.51	9.33	$19,272
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, June 30, 2024	143,975	7.51	8.33	142,337
Granted, June 28, 2025	5,996	8.13	10.00	-
Exercised	(1,749)	7.61	-	-
Forfeited	(3,996)	7.23	8.08	-
Outstanding, June 30, 2025	144,226	$7.52	7.34	$337,414

Exercisable, June 30, 2025	74,397	$7.64	7.26	$172,572

Restricted Stock

On June 28, 2022, a total of 55,191 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (13,198 and 41,993 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 8,595 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,800 and 6,795 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 4,199 restricted stock awards. An additional 1,296 of restricted stock awards were forfeited by an employee during the year ended June 30, 2025. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  Restricted stock expense was $92,795 and $94,050 for the years ended June 30, 2025 and 2024, respectively. At June 30, 2025, future compensation expense related to non-vested restricted stock outstanding was $198,642 which will be amortized over a remaining period of 2.5 years. On June 28, 2025, there were 402 shares of restricted stock granted to two employees. As of June 30, 2025, no restricted stock awards remain under the Plan.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

A summary of restricted stock activity and related information for the years ended June 30, 2025 and 2024, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, July 1, 2023	49,394	$7.85
Vested	(11,919)	7.89
Forfeited	-	-
Outstanding, June 30, 2024	37,475	7.83
Granted, June 28, 2025	402	7.28
Vested	(11,529)	10.00
Forfeited	(1,269)	7.81
Outstanding, June 30, 2025	25,079	$10.75

Note 16 -     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the years ended June 30, 2025 and 2024, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2025
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	272,643	—	272,643
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	5,324	5,324
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(11,109)	—	(11,109)
Balance, end of period	$(451,309)	$(34,621)	$(485,930)
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income (Loss) as Interest Income - Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2024
Balance, beginning of period	$(739,982)	$(44,875)	$(784,857)
Other comprehensive income before reclassifications (net of tax)	37,611	—	37,611
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	4,930	4,930
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	(10,472)	—	(10,472)
Balance, end of period	$(712,843)	$(39,945)	$(752,788)

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income (Loss) as Other Expenses.

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%.  The CBLR framework  also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of June 30, 2025 and June 30, 2024.

As of June 30, 2025 and June 30, 2024, management believes the Bank has met all capital adequacy requirements to which it is subject. As of June 30, 2025 and June 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes has changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$36,299	15.21%	$19,092	>	8.0%	$21,479	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2024	(Dollars in thousands)
Tier I Capital to Average Assets	$29,380	13.04%	$18,025	>	8.0%	$20,278	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2025, the Bank’s net worth was $36,141,469 and general loan loss reserve was $1,708,269, totaling 15.86% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

June 30, 2024, the Bank’s net worth was $28,955,130 and general loan loss reserve was $1,797,116 totaling 13.91% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

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

At June 30, 2025 and 2024, the following financial instruments were outstanding where contract amounts represent credit risk:

	June 30, 2025	June 30, 2024
Commitments to grant loans	$4,790,000	$1,341,500
Unused commitments under lines of credit	6,346,008	3,691,619
MPF credit enhancements	735,448	658,008

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

Of the outstanding commitments to grant loans at June 30, 2025, 98.23% were at fixed interest rates and 1.77% were at variable interest rates. Of the outstanding commitments to grant loans at June 30, 2024, 19% were at fixed interest rates and 81% were at variable interest rates.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and 2024:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Available for sale debt securities
States and municipalities	$449,316	$—	$449,316	$—
Mortgage-backed	858,762	—	858,762	—
Corporate bonds	3,893,201	—	2,283,201	1,610,000
Total assets	$5,201,279	$—	$3,591,279	$1,610,000

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Available for sale debt securities
States and municipalities	$685,588	$—	$685,588	$—
Mortgage-backed	1,292,907	—	1,292,907	—
Corporate bonds	4,628,266	—	3,168,266	1,460,000
Total assets	$6,606,761	$—	$5,146,761	$1,460,000

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

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis and recurring basis, which are summarized below:

Non-Recurring

	June 30,	June 30,	Valuation	Unobservable	Range
	2025	2024	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO), net	$996,373	$1,375,140	Collateral valuation	Discount from market value	2025:10%-75%
					2024:10%-75%
Collateral dependent financial assets	$66,645	—	Appraisal	Discount from market value	0%

Recurring

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2025 and 2024. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at July 1, 2023	$1,580,000

Unrealized (losses) included in other comprehensive income (loss)	(120,000)

Balance at June 30, 2024	1,460,000

Unrealized (losses) included in other comprehensive income (loss)	150,000

Balance at June 30, 2025	$1,610,000

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	June 30, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,242,736	$2,242,736	$2,977,438	$2,977,438
Federal funds sold	12,143,000	12,143,000	7,495,000	7,495,000
Interest bearing deposits in other financial institutions	237,247	237,247	199,888	199,888
Available for sale debt securities	5,201,279	5,201,279	6,601,761	6,601,761
Held to maturity debt securities	483,787	373,568	510,276	510,276
Loans, net	200,795,706	195,176,000	183,447,633	172,191,000
Investment in restricted stock	1,329,413	1,329,413	1,329,413	1,329,413
Accrued interest receivable	667,686	667,686	597,768	597,768
Financial Liabilities
Deposits	$175,240,826	$174,732,000	$172,980,754	$156,433,000
Federal Home Loan Bank (FHLB) advances	15,000,000	15,000,000	13,000,000	13,000,000
Accrued interest payable	270,693	270,693	287,072	287,072

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

June 30, 2025 and 2024

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

Parent Only Condensed Balance Sheets

	June 30,
	2025	2024
Assets
Cash in bank subsidiary	$ 7,263,654	$ 3,374,104
Investment in subsidiary, at underlying equity	36,141,469	28,955,130
Loan receivable-ESOP	2,131,932	794,906
Other assets	184,730	52,700
Total Assets	$ 45,721,785	$ 33,176,840

Liabilities and Stockholders' Equity
Liabilities:
Due to subsidiary bank	$ -	$ 1,870,281
Other liabilities	12,563	11,775
Total liabilities	12,563	1,882,056

Stockholders' equity:
Total stockholders' equity	45,709,222	31,294,784
Total liabilities and stockholders' equity	$ 45,721,785	$ 33,176,840

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Parent Only Condensed Statements of Income

	Years Ended June 30,
	2025	2024
Interest income:
Income on ESOP loan	$ 48,341	$ 26,233
Total interest income	48,341	26,233

Non-interest expenses:
Other non-interest expense	(433,207)	(97,863)
Total non-interest expense	(433,207)	(97,863)

Loss before income tax benefit	(384,866)	(71,630)
Income tax benefit	(76,639)	(15,923)

Loss before equity in undistributed earnings (loss) of bank	(308,227)	(55,707)

Equity in undistributed earnings (loss) of bank	350,672	(131,287)

Net income (loss)	$ 42,445	($ 186,994)

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2025 and 2024

Parent Only Condensed Statements of Cash Flows

	Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$ 42,445	($ 186,994)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income (loss) of bank	(350,672)	131,287
Increase in other assets	(132,030)	(11,873)
Increase in other liabilities	788	8,123
Net cash used in operating activities	(439,469)	(59,457)

Cash flows from investing activities:
Principal payments on loan receivable-ESOP	17,694	24,505
Cash received from MHC in conversion	100,000	-
Net cash provided by investing activities	117,694	24,505

Cash flows from financing activities:
Net cash proceeds from stock offering	15,210,356	-
Exercise of stock options	13,314	-
Distribution to bank subsidiary	(7,705,179)
Purchase of ESOP shares	(1,354,720)
Purchase and retirement of treasury stock	(82,165)	(156,220)
Advance from (repayment of) advance from subsidiary bank	(1,870,281)	191,172
Net cash provided by financing activities	4,211,325	34,952

Net change in cash and cash equivalents	3,889,550	-

Cash and cash equivalents-beginning of year	3,374,104	3,374,104

Cash and cash equivalents-end of year	$ 7,263,654	$ 3,374,104

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of June 30, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2025, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission.”  Based on this assessment, management concludes that, as of June 30, 2025, the Company’s internal control over financial reporting is effective.

There were no changes made in our internal controls during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Marathon Bancorp, Inc. is an emerging growth company.

ITEM 9B: OTHER INFORMATION

During the fourth fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Information concerning the directors of the Company is incorporated herein by reference to Proposal I of the Company’s Proxy Statement for the Annual Meeting of Stockholders.
(b)

Information concerning the officers and directors compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders under the caption “Delinquent Section 16(a) Reports”.

(c)

Information concerning the Company’s Code of Ethics is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders under the caption “Code of Ethics for Senior Officers”.

(d)

Information concerning the Company’s Audit Committee and “financial expert” thereof is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders under the caption “Audit Committee”.

(e)	Set forth below is information concerning the Executive Officers of the Company at June 30, 2025.

Name	Age	Positions Held With the Company/Bank
Nicholas W. Zillges	49	President and Chief Executive Officer
Nora Spatz	69	Executive Vice President and Chief Administrative Officer
Michelle Knopf	55	Executive Vice President/Chief Operating Officer
Joy Selting-Buchberger	57	Senior Vice President and Chief Financial Officer
Terry Cornish	57	Senior Vice President and Chief Credit Officer

ITEM 11: EXECUTIVE COMPENSATION

(a)Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company’s Proxy Statement for the Annual Meeting of Stockholders under the captions “Executive Compensation,” “Agreements and Benefit Plans” and "Compensation Committee".

(b)

Information concerning director compensation is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Directors Fees”.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Statement for the Annual Meeting of Stockholders under the caption "Voting Securities and Principal Holders."

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2025.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding options	Weighted average	available for issuance under
Plan	and rights (1)	exercise price (1)	the plan

Equity compensation plans approved
by stockholders	144,226	$10.32	-

Equity compensation plans not approved
by stockholders	-	-	-

Total	144,226	$10.32	-

(1)	Share amounts and the weighted average exercise price reflect the 1.3728 exchange ratio applied in the Conversion.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Statement for the Annual Meeting of Stockholders under the captions “Board Independence” and "Transactions with Certain Related Persons”.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference hereunder by reference to Proposal II in the Company’s Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements-The Company’s consolidated financial statements, for the years ended June 30, 2025 and 2024, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)

Financial Statement Schedules- All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations.”

3.1	Amended and Restated Articles of Incorporation

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

19	Insider Trading Policy

21	Subsidiaries of Registrant

23	Consent of Bonadio & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation

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

Marathon Bancorp, Inc.

Date:	September 26, 2025	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nicholas W. Zillges	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2025
Nicholas W. Zillges

/s/ Joy C. Selting-Buchberger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2025
Joy C. Selting-Buchberger

/s/ Amy Zientara	Chairwoman	September 26, 2025
Amy Zientara

/s/ Thomas Grimm	Director	September 26, 2025
Thomas Grimm

/s/ Timothy R. Wimmer	Director	September 26, 2025
Timothy R. Wimmer

/s/ Ann M. Werth	Director	September 26, 2025
Ann M. Werth