Form 10-Q
period 2025-09-30
Marathon Bancorp, Inc. /MD/
filed 2025-11-12
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 11, 2025, there were 2,938,620 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	September 30, 2025	2025
Assets
Cash and due from banks	$2,412,490	$2,242,736
Federal funds sold	13,048,000	12,143,000
Cash and cash equivalents	15,460,490	14,385,736
Interest earning deposits held in other financial institutions	818,278	237,247
Debt securities available for sale	5,174,383	5,201,279
Debt securities held to maturity, at amortized cost (fair value $381,047 and $373,568)	471,077	483,787
Loans, net of allowance of $1,668,782 and $1,708,269, respectively	206,258,687	200,795,706
Interest receivable	700,642	667,686
Foreclosed assets, net	996,373	996,373
Investment in restricted stock, at cost	1,329,413	1,329,413
Cash surrender value life insurance	9,312,567	9,242,673
Premises and equipment, net	3,792,565	3,883,537
Other assets	1,673,950	1,611,363
Total assets	$245,988,425	$238,834,800
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$22,535,076	$22,466,092
Interest bearing	159,186,514	152,774,734
Total deposits	181,721,590	175,240,826
Federal Home Loan Bank (FHLB) advances	15,000,000	15,000,000
Other liabilities	2,986,053	2,884,753
Total liabilities	199,707,643	193,125,579
Commitments and Contingent Liabilities (see note 13)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,939,100 and 2,938,698 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	28,962	28,962
Additional paid-in capital	22,700,563	22,647,140
Retained earnings	26,010,419	25,566,126
Unearned ESOP shares, at cost	(2,026,194)	(2,047,077)
Accumulated other comprehensive loss	(432,968)	(485,930)
Total stockholders' equity	46,280,782	45,709,221
Total liabilities and stockholders' equity	$245,988,425	$238,834,800

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months (1)
	Ended September 30,	Ended September 30,
	2025	2024
Interest Income
Loans, including fees	$2,621,106	$2,075,879
Debt securities	56,814	46,463
Other	197,495	189,855
Total interest income	2,875,415	2,312,197
Interest Expense
Deposits	782,219	771,355
Borrowings and other	140,172	120,748
Total interest expense	922,391	892,103
Net Interest Income	1,953,024	1,420,094
Provision for (Recovery of) Credit Losses	(40,000)	(155,000)
Net Interest Income After Provision for (Recovery of) Credit Losses	1,993,024	1,575,094
Non-Interest Income
Service charges on deposit accounts	33,108	31,639
Mortgage banking income	81,262	87,913
Increase in cash value of life insurance	69,893	66,996
Other income	5,415	6,686
Total non-interest income	189,678	193,234
Non-Interest Expenses
Salaries and employee benefits	897,872	835,188
Occupancy and equipment expenses	215,979	240,457
Data processing and office	99,343	114,734
Professional fees	192,521	156,619
Marketing expenses	21,450	14,712
Foreclosed assets, net	16,235	17,572
Other expenses	191,983	173,540
Total non-interest expenses	1,635,383	1,552,822
Income Before Provision for Income Taxes	547,319	215,506
Provision for Income Taxes	103,026	40,599
Net Income	$444,293	$174,907

Net income per common share-basic	$0.17	$0.06
Net income per common share-diluted	$0.17	$0.06
Weighted average number of common shares outstanding-basic	2,683,675	2,793,828
Weighted average number of common shares outstanding-diluted	2,690,390	2,793,828

(1)	Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (See Note 1).

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	September 30,
	2025	2024
Net Income	$444,293	$174,907
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	68,183	143,828
Tax effect	(14,318)	(30,204)
Net amount	53,865	113,624

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,302)	(3,088)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,399	1,257
Other comprehensive income	52,962	111,793
Comprehensive Income	$497,255	$286,700

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2025	2,938,698	$28,962	$22,647,140	$25,566,126	$(2,047,077)	$(485,930)	$45,709,221
Net income	—	—	—	444,293	—	—	444,293
Other comprehensive income	—	—	—	—	—	52,962	52,962
ESOP shares committed to be released (2,363 shares)	—	—	14,555	—	20,883	—	35,438
Stock based compensation	402	—	38,868	—	—	—	38,868
Balance, September 30, 2025	2,939,100	$28,962	$22,700,563	$26,010,419	$(2,026,194)	$(432,968)	$46,280,782

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares (1)	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2024	2,938,362	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784
Net income	—	—	—	174,907	—	—	174,907
Other comprehensive income	—	—	—	—	—	111,793	111,793
ESOP shares committed to be released (874 shares)	—	—	1,747	—	8,740	—	10,487
Stock based compensation	—	—	39,776	—	—	—	39,776
Purchase and retirement of common stock shares	(6,864)	(50)	(44,450)	—	—	—	(44,500)
Balance, September 30, 2024	2,931,498	20,920	7,251,607	25,698,588	(742,873)	(640,995)	31,587,247

(1)

Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	September 30,
	2025	2024
Operating Activities
Net income	$444,293	$174,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,994	70,118
Provision for (recovery of) credit losses	(40,000)	(155,000)
Stock based compensation	38,868	39,776
ESOP expense	35,438	10,487
Net amortization of discounts and premiums on debt securities	1,154	13,919
Amortization of deferred loan fees, net	(33,335)	(13,100)
Net gain on sale of loans	(41,161)	(47,069)
Deferred tax expense	28,595	36,463
Earnings on cash value of life insurance	(69,893)	(66,996)
(Increase) decrease in interest receivable	(32,956)	65,098
Originations of loans held for sale	(1,632,024)	(1,815,159)
Proceeds from loans held for sale	1,673,185	1,862,228
Net change in operating leases	57	1,011
Net change in other assets	(107,801)	2,033
Net change in other liabilities	129,547	766,524
Net Cash Provided by Operating Activities	463,961	945,240
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(581,031)	(119,372)
Proceeds from maturities, calls and repayments of debt securities available for sale	93,654	136,854
Proceeds from maturities and calls of debt securities held to maturity	14,379	10,250
Net (increase) decrease in loans	(5,389,646)	7,460,275
Purchases of property and equipment	(7,327)	(23,665)
Net Cash (Used in) Provided by Investing Activities	(5,869,971)	7,464,342
Financing Activities
Net change in deposits	6,480,764	(815,486)
Repayments of FHLB advances	—	(3,000,000)
Purchase and retirement of common stock	—	(44,500)
Net Cash Provided by (Used in) Financing Activities	6,480,764	(3,859,986)
Net Change in Cash and Cash Equivalents	1,074,754	4,549,596
Cash and Cash Equivalents, Beginning of Year	14,385,736	10,472,438
Cash and Cash Equivalents, End of Period	$15,460,490	$15,022,034
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$847,435	$1,127,013
Taxes	85,000	—

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

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the "Conversion"). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock, which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”) at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

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

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1. All historical share and per share information also has been restated to reflect the 1.3728-to-1 exchange ratio.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 2025 are not necessarily indicative of the results for the year ending June 30, 2026 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the years ended June 30, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2025.

Recent Accounting Pronouncements

This section provides a summary description of recent Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) to the Accounting Standards Codification (ASC) that had or that management expects may have an impact on the consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

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

	Unaudited
	For the Three Months
	Ended September 30,
	2025	2024 (1)

Net income applicable to common stock	$444,293	$174,907

Average number of shares outstanding	2,914,021	2,896,409
Less: Average unallocated ESOP shares	230,346	102,581

Average number of common shares outstanding used to calculate basic earnings per share	2,683,675	2,793,828
Effect of dilutive restricted stock awards	6,715	—
Average number of common shares outstanding used to calculate diluted earnings per share	2,690,390	2,793,828

Earnings per common share:
Basic	$0.17	$0.06
Diluted	0.17	0.06

(1)

Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2025
Available for sale debt securities
States and municipalities	$449,827	$400	$(61)	$450,166
Mortgage-backed	780,662	23,096	(31,236)	772,522
Corporate bonds	4,500,000	—	(548,305)	3,951,695
	$5,730,489	$23,496	$(579,602)	$5,174,383
Held to maturity debt securities
Mortgage-backed	$471,077	$—	$(90,030)	$381,047

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$449,792	$296	$(772)	$449,316
Mortgage-backed	875,776	22,607	(39,621)	858,762
Corporate bonds	4,500,000	5,900	(612,699)	3,893,201
	$5,825,568	$28,803	$(653,092)	$5,201,279
Held to maturity debt securities
Mortgage-backed	$483,787	$—	$(110,219)	$373,568

There is no allowance for credit losses on available for sale and held to maturity debt securities at September 30, 2025 and June 30, 2025. Securities with a carrying value of approximately $53,000 and $79,000 as of September 30, 2025 and June 30, 2025, respectively, were pledged to secure public deposits and debt. Accrued interest receivable totaled $50,715 and $64,377 as of September 30, 2025 and June 30, 2025, respectively and is excluded from the measurement of credit losses.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2025, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2025
Due in one year or less	$—	$—	$—	$—
Due from more than one to five years	1,449,827	1,449,526	—	—
Due from more than five to ten years	3,500,000	2,952,335	—	—
	4,949,827	4,401,861	—	—
Mortgage-backed securities	780,662	772,522	471,077	381,047
	$5,730,489	$5,174,383	$471,077	$381,047

There were no sales of available for sale debt securities during the three month periods ended September 30, 2025 and 2024. There were also no transfers of debt securities between categories during the three month periods ended September 30, 2025 and 2024. The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and June 30, 2025:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(61)	$114,939	$(61)	$114,939
Mortgage-backed	—	—	(31,236)	580,582	(31,236)	580,582
Corporate bonds	(640)	999,360	(547,665)	2,952,335	(548,305)	3,951,695
	$(640)	$999,360	$(578,962)	$3,647,856	$(579,602)	$4,647,216

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(772)	$114,228	$(772)	$114,228
Mortgage-backed	(97)	30,835	(39,524)	691,927	(39,621)	722,762
Corporate bonds	—	—	(612,699)	2,887,301	(612,699)	2,887,301
	$(97)	$30,835	$(652,995)	$3,693,456	$(653,092)	$3,724,291

There was one security in an unrealized loss position in the less than 12 months category and 36 securities in the 12 months or more category at September 30, 2025. There were four securities in an unrealized loss position in the less than 12 months category and 40 securities in the 12 months or more category at June 30, 2025. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $649,927 at September 30, 2025 and $603,309 as of June 30, 2025, from the amortized cost basis of loans.

A summary of loans by major category follows:

	Unaudited
	September 30, 2025	June 30, 2025

	(Dollars in thousands)
Commercial real estate	$91,406	$91,867
Commercial and industrial	4,015	3,876
Construction	990	733
One-to-four-family residential	58,907	56,330
Multi-family real estate	50,717	47,808
Consumer	2,009	1,957
Total loans	208,044	202,571
Deferred loan fees	(116)	(67)
Allowance for credit losses	(1,669)	(1,708)
Loans, net	$206,259	$200,796

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2025 and 2024:

	Allowance for Credit Losses-Loans-Three Months Ended September 30, 2025
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2025				September 30, 2025
Commercial real estate	$390	$—	$—	$28	$418
Commercial and industrial	11	—	—	3	14
Construction	4	—	—	1	5
One-to-four-family residential	1,123	—	—	(144)	979
Multi-family real estate	171	—	—	65	236
Consumer	9	—	1	7	17
Total loans	$1,708	$—	$1	$(40)	$1,669

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

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months
	Ended
	September 30,
	2025	2024
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$(40,000)	$(155,000)
Provision for unfunded commitments	—	—
Total provision for (recovery of) credit losses	$(40,000)	$(155,000)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2025 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$6,249	$27,844	$4,167	$4,018	$22,642	$25,681	$150	$—	$90,751
Watch	—	—	655	—	—	—	—	—	655
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$6,249	$27,844	$4,822	$4,018	$22,642	$25,681	$150	$—	$91,406

Commercial and industrial
Pass	$459	$398	$61	$458	$1,020	$1,606	$13	$—	$4,015
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$459	$398	$61	$458	$1,020	$1,606	$13	$—	$4,015

Construction
Pass	$—	$990	$—	$—	$—	$—	$—	$—	$990
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$990	$—	$—	$—	$—	$—	$—	$990

Multi-family real estate
Pass	$11,425	$3,637	$1,245	$2,064	$15,669	$16,137	$46	$—	$50,223
Watch	—	—	—	494	—	—	—	—	494
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$11,425	$3,637	$1,245	$2,558	$15,669	$16,137	$46	$—	$50,717

One-to-four-family residential
Performing	$4,892	$9,508	$2,632	$6,505	$9,879	$25,301	$—	$—	$58,717
Non-performing	—	—	—	123	—	67	—	—	190
Total one-to-four-family	$4,892	$9,508	$2,632	$6,628	$9,879	$25,368	$—	$—	$58,907

Consumer
Performing	$2	$168	$35	$28	$72	$—	$1,704	$—	$2,009
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$2	$168	$35	$28	$72	$—	$1,704	$—	$2,009

Total loans	$23,027	$42,545	$8,795	$13,690	$49,282	$68,792	$1,913	$—	$208,044

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2025 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$27,952	$4,203	$4,041	$25,549	$18,297	$11,029	$139	$—	$91,210
Watch	—	—	657	—	—	—	—	—	657
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$27,952	$4,203	$4,698	$25,549	$18,297	$11,029	$139	$—	$91,867

Commercial and industrial
Pass	$415	$64	$513	$1,125	$1,483	$264	$12	$—	$3,876
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$415	$64	$513	$1,125	$1,483	$264	$12	$—	$3,876

Construction
Pass	$733	$—	$—	$—	$—	$—	$—	$—	$733
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$733	$—	$—	$—	$—	$—	$—	$—	$733

Multi-family real estate
Pass	$5,444	$1,617	$7,696	$16,275	$13,043	$3,193	$46	$—	$47,314
Watch	—	—	494	—	—	—	—	—	494
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$5,444	$1,617	$8,190	$16,275	$13,043	$3,193	$46	$—	$47,808

One-to-four-family residential
Performing	$9,565	$3,196	$6,667	$10,699	$9,886	$16,250	$—	$—	$56,263
Non-performing	—	—	—	—	—	67	—	—	67
Total one-to-four-family	$9,565	$3,196	$6,667	$10,699	$9,886	$16,317	$—	$—	$56,330

Consumer
Performing	$179	$38	$31	$85	$—	$—	$1,624	$—	$1,957
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$179	$38	$31	$85	$—	$—	$1,624	$—	$1,957

Total loans	$44,288	$9,118	$20,099	$53,733	$42,709	$30,803	$1,821	$—	$202,571

The following tables summarize the aging of the past due loans by loan class within the portfolio segments as of September 30, 2025 and June 30, 2025:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
September 30, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	24,648	—	—	190,013
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$24,648	$—	$—	$190,013

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	252,723	—	—	66,645
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$252,723	$—	$—	$66,645

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. Information for loans evaluated individually is set forth below.

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of September 30, 2025 and June 30, 2025.

September 30, 2025
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Three Months Ended
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	190,013	—	—
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$190,013	$—	$—

June 30, 2025
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Year Ended
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,645	—	2,492
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,645	$—	$2,492

The following table presents the amortized cost basis of collateral-dependent loans by loan class as of September 30, 2025 and June 30, 2025.

September 30, 2025
	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	190,013	—	190,013	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$190,013	$—	$190,013	$—

June 30, 2025

	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,645	—	66,645	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,645	$—	$66,645	$—

There were no loans during the three months ended September 30, 2025 and 2024 that were modified to borrowers experiencing financial difficulty.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $74,222,799 and $70,573,734 as of September 30, 2025 and June 30, 2025, respectively. There was also FHLB stock of $1,329,413 as of September 30, 2025 and June 30, 2025. The Company also has a collateral pledge agreement with the FRB securing multi-family real estate loans. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledging agreement. The amount of eligible collateral was $17,034,286 as of September 30, 2025.

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

The following tables present information about the Company’s leases as of and for the three months ended September 30, 2025 and 2024 and as of June 30, 2025:

	As of	As of
	September 30,	June 30,
	2025	2025
Right-of-use assets (included in premises and equipment on consolidated balance sheets)	$414,806	$443,111
Lease liability (included in other liabilities on consolidated balance sheets)	411,680	439,928
Weighted average remaining lease term	5.2 years	4.73 years
Weighted average discount rate	3.37%	2.99%

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2025	2024
Operating lease costs	$32,003	$31,914
Short-term lease costs	9,870	9,570
Total lease costs	$41,873	$41,484

Cash paid for amounts included in measurement of lease liabilities	$31,946	$31,554

		As of
		September 30,
		2025
Lease payments due

Nine months ending June 30, 2026		$96,034
Year ending June 30, 2027		118,710
Year ending June 30, 2028		48,620
Year ending June 30, 2029		43,200
Year ending June 30, 2030		43,200
Thereafter		100,800
Total		450,564
Discount		38,884
Lease liability		$411,680

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Balance July 1,	$2,334,560	$2,334,560
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	$2,334,560	$2,334,560

Activity in the valuation allowance is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Balance July 1,	$1,315,867	$937,100
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	$1,315,867	$937,100

Expenses related to foreclosed assets include:

	Three Months	Three Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	16,235	17,572
Balance September 30,	$16,235	$17,572

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale is subject to customary due diligence and has not closed as of November 12, 2025. The recorded investment in 1-4 family owner occupied properties that were in the process of foreclosure was $190,013 and $66,645 at September 30, 2025 and June 30, 2025, respectively.

Note 7 - Deposits

Major classifications of deposits are as follows as of September 30, 2025 and June 30, 2025. Brokered deposits totaled $12.0 million at September 30, 2025 and June 30, 2025.

	Unaudited
	At September 30, 2025		At June 30, 2025
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$22,535,076	12.40%	$22,466,092	12.82%
Demand, NOW, money market accounts	52,012,408	28.62%	48,103,922	27.45%
Savings accounts	40,416,423	22.24%	37,646,244	21.48%
Certificates of deposit	66,757,683	36.74%	67,024,568	38.25%
Total	$181,721,590	100.00%	$175,240,826	100.00%

Note 8- Borrowings

There was $15.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of September 30, 2025. The borrowings at September 30, 2025 consisted of three - $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in December 2025, October 2025 and November 2025, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

There was $15.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2025. The borrowings at June 30, 2025 consisted of three - $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September, 2025, October, 2025 and August 2025, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $74,222,799 and $70,573,734 as of September 30, 2025 and June 30, 2025, respectively. Based on eligible collateral, net of outstanding borrowings, the Company had available $58.4 million to borrow from the FHLB as of September 30, 2025. There was FHLB stock of $1,329,413 pledged as of September 30, 2025 and June 30, 2025, respectively. The Company also has $17,034,286 available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank as of September 30, 2025. There were no borrowings under these arrangements at September 30, 2025.

Note 9- Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2025 and 2024, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2025
Balance, beginning of period	$(451,309)	$(34,621)	$(485,930)
Other comprehensive income before reclassifications (net of tax)	53,865	—	53,865
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,399	1,399
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,302)	—	(2,302)
Balance, end of period	$(399,746)	$(33,222)	$(432,968)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
September 30, 2024
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	113,624	—	113,624
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,257	1,257
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—	(3,088)
Balance, end of period	$(602,307)	$(38,688)	$(640,995)
(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

Note 10- Minimum Regulatory Capital Requirements

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of September 30, 2025 and June 30, 2025.

As of September 30, 2025 and June 30, 2025, management believes the Bank has met all capital adequacy requirements to which it is subject. As of September 30, 2025 and June 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$36,861	15.04%	$19,607	>	8.0%	$22,058	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$36,299	15.21%	$19,092	>	8.0%	$21,479	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At September 30, 2025, the Bank’s net worth was $36,758,119 and general loan loss reserve was $1,668,782 totaling 15.63% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2025, the Bank’s net worth was $36,141,469 and general loan loss reserve was $1,708,269, totaling 15.86% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 11 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share.  Also, as part of the Conversion, the Company sold 135,472 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the April 2021 ESOP loan ($777,212 and the new ESOP loan $1,354,720) were combined as of the date of the Conversion. The new ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2049 at a variable interest rate at the Bank’s prime rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $35,438 (upon the release of 2,363 shares) and $10,487 (upon the release of 874 shares) of compensation expense related to this plan for the three months ended September 30, 2025 and 2024.  At September 30, 2025, there were 229,165 shares not yet released having an aggregate market value of approximately $2,390,191. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 12 - Stock Based Compensation

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

Stock option expense amortized to expense for the three months ended September 30, 2025 and 2024 was $15,827 and $16,262, respectively. At June 30, 2025, total unrecognized compensation expense related to stock options was $133,265, and will be amortized to expense over a period of 2.3 years. On June 28, 2025, there were 5,996 stock option awards granted to two employees. As of September 30, 2025, no future stock option awards remain under the Plan.

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

A summary of stock option activity and related information for the three months ended September 30, 2025 and 2024 is as follows.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2025	144,226	$7.52	7.34	$337,414
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2025	144,226	7.62	7.20	405,305

Exercisable, September 30, 2025	78,003	$7.64	7.03	$217,887

Restricted Stock

On June 28, 2022, a total of 55,191 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (13,198 and 41,993 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 8,595 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,800 and 6,795 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 4,199 restricted stock awards. An additional 1,296 of restricted stock awards were forfeited by an employee during the year ended June 30, 2025. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  Restricted stock expense was $23,042 and $23,513 for the three months ended September 30, 2025 and 2024, respectively. At June 30, 2025, future compensation expense related to non-vested restricted stock outstanding was $175,601 which will be amortized over a remaining period of 2.3 years. On June 28, 2025, there were 402 shares of restricted stock granted to two employees. As of September 30, 2025, no restricted stock awards remain under the Plan.

A summary of restricted stock activity and related information for the three months ended September 30, 2025, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2025	25,079	$7.81
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2025	25,079	7.81

Note 13- Commitments and Contingencies

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

As of September 30, 2025 and June 30, 2025, the following financial instruments were outstanding where contract amounts represent credit risk:

	September 30, 2025	June 30, 2025
Commitments to grant loans	$1,166,000	$4,790,000
Unused commitments under lines of credit	6,333,272	6,346,008
MPF credit enhancements	765,822	735,448

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

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of September 30, 2025 and June 30, 2025, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 14- Fair Value of Assets and Liabilities

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and June 30, 2025:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Available for sale debt securities
States and municipalities	$450,166	$—	$450,166	$—
Mortgage-backed	772,522	—	772,522	—
Corporate bonds	3,951,695	—	2,291,695	1,660,000
Total assets	$5,174,383	$—	$3,514,383	$1,660,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Available for sale debt securities
States and municipalities	$449,316	$—	$449,316	$—
Mortgage-backed	858,762	—	858,762	—
Corporate bonds	3,893,201	—	2,283,201	1,610,000
Total assets	$5,201,279	$—	$3,591,279	$1,610,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2025 and June 30, 2025. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2025	2024
Balance at July 1,	$1,610,000	$1,460,000

Unrealized gains included in other comprehensive income	50,000	40,000

Balance at September 30,	$1,660,000	$1,500,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	Unaudited
	September 30,	June 30,	Valuation	Unobservable	Range
	2025	2025	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$996,373	$996,373	Collateral valuation	Discount from market value	2025: 10%-75%
					2025: 10%-75%

Collateral dependent financial assets	$190,013	$66,645	Appraisal	Discount from market value	0%

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale is subject to customary due diligence and has not closed as of November 12, 2025.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	September 30, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,412,490	$2,412,490	$2,242,736	$2,242,736
Federal funds sold	13,048,000	13,048,000	12,143,000	12,143,000
Interest bearing deposits in other financial institutions	818,278	818,278	237,247	237,247
Available for sale debt securities	5,174,383	5,174,383	5,201,279	5,201,279
Held to maturity debt securities	471,077	381,047	483,787	373,568
Loans, net	206,258,687	202,746,000	200,795,706	195,176,000
Investment in restricted stock	1,329,413	1,329,413	1,329,413	1,329,413
Interest receivable	700,642	700,642	667,686	667,686
Financial Liabilities
Deposits	$181,721,590	$181,433,000	$175,240,826	$174,732,000
Federal Home Loan Bank (FHLB) advances	15,000,000	15,000,000	15,000,000	15,000,000
Accrued interest payable	345,649	345,649	270,693	270,693

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

The estimated fair value of fee income on letters of credit at September 30, 2025 and June 30, 2025 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2025 and June 30, 2025.

Note 15- Revenue Recognition

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 as filed with the Securities and Exchange Commission on September 26, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements, which are included pursuant to the “safeharbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management’s beliefs and expectations based on information currently available. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning, include, but are not limited to:

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

The allowance for credit losses (“ACL”) at September 30, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. In addition, management’s estimate of expected credit losses is based on the weighted-average remaining maturity of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses.

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

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses includes various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Changing these levels as of September 30, 2025, from those actually used on September 30, 2025 to the next highest or lowest level resulted in an increase in Marathon Bank’s allowance for credit losses of $108,000, or 6.3%.

As of September 30, 2025

Historical Actual	Hypothetical Change

Wisconsin Unemployment (3.0%-3.7%)	3.7%-6.0%
Wisconsin Annual Housing Price Index (4.5%-6.5%)	.9%-4.5%
Wisconsin Annual Gross Domestic Product (2.4%-4.1%)	(-6.6%)-2.4%

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

Comparison of Financial Condition at September 30, 2025 and June 30, 2025

Total Assets. Total assets increased $7.2 million, or 3.0%, to $246.0 million at September 30, 2025 from $238.8 million at June 30, 2025. The increase was primarily due to an increase in loans, net of $5.5 million, or 2.7% and an increase in cash and cash equivalents of $1.1 million, or 7.5%. The remaining asset categories showed no significant changes when comparing September 30, 2025 with June 30, 2025 with the exception of interest earning deposits in other financial institutions which increased by $581,000, or 244.9% due to the reasons discussed in the following section under Cash and Cash Equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents increased $1.1 million, or 7.5%, to $15.5 million at September 30, 2025 from $14.4 million at June 30, 2025, primarily due to an increase in deposits of $6.5 million, or 4.2% which was offset by an increase in loans of $5.5 million, or 2.7%.

Debt Securities Available for Sale. Total debt securities available for sale remained substantially the same at approximately $5.2 million when comparing September 30, 2025 with June 30, 2025.

Loans. Gross loans increased $5.5 million, or 2.7%, to $208.0 million at September 30, 2025 from $202.5 million at June 30, 2025. The increase was primarily due to an increase in multi-family real estate loans of $2.9 million, or 6.1% and an increase in one-to-four-family residential loans of $2.6 million, or 4.6%. The increase in multi-family real estate loans and one-to-four-family residential loans was due to a strategic decision to grow both of these portfolios. The remaining categories of loans showed no substantial changes.

The following table presents the commercial real estate portfolio by industry sector at September 30, 2025 and June 30, 2025.

	Loans by Industry Sector		Loans by Industry Sector
	At September 30,	Percentage of	At June 30,	Percentage of
	2025	Total	2025	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,196%	1.31	$1,212%	1.32
Warehouse	977	1.07	990	1.08
Retail	1,561	1.71	1,576	1.72
Accommodation and food service	138	0.15	145	0.16
Mixed use	1,860	2.03	1,881	2.05
Other real estate	282	0.31	286	0.31
Total owner occupied real estate	6,014	6.58	6,090	6.63

Non-owner occupied real estate:
Office	6,831	7.47	6,934	7.55
Warehouse	1,108	1.21	1,539	1.68
Industrial	24,723	27.05	25,022	27.24
Retail	41,729	45.65	41,201	44.85
Accommodation and food service	7,622	8.34	7,657	8.33
Mixed use	1,606	1.76	1,612	1.75
Land	1,692	1.85	1,725	1.88
Other real estate	81	0.09	87	0.09
Total non-owner occupied real estate	85,392	93.42	85,777	93.37

Total commercial real estate loans	$91,406%	100.00	$91,867%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $996,000 when comparing September 30, 2025 with June 30, 2025.

Deposits. Total deposits increased by $6.5 million, or 3.7%, to $181.7 million at September 30, 2025 from $175.2 million at June 30, 2025 primarily due to an increase in demand, NOW and money market deposits of $3.9 million, or 8.1% and an increase in savings accounts of $2.8 million, or 7.4%. The remaining categories of deposits showed no significant changes. The increase in demand, NOW, money market and savings deposits was due to the Company’s increased focus on relationship management by obtaining customers’ deposit balances when granting loans to new customers. In addition, the increase in savings account balances was related to one customer’s significant deposit in preparation for a planned distribution of funds.

Federal Home Loan Bank (FHLB) Advances. FHLB advances remained the same at $15.0 million when comparing September 30, 2025 with June 30, 2025.

Stockholders’ Equity. Total stockholders’ equity increased by $572,000 to $46.3 million when comparing September 30, 2025 with June 30, 2025 primarily due to net income of $444,000.

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

	For the Three Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$201,872	$2,621	5.25%	$179,709	$2,076	4.66%
Debt securities	5,673	57	4.05%	7,077	46	2.60%
Cash and cash equivalents	15,822	171	4.36%	11,844	161	5.50%
Other	1,329	26	7.99%	1,329	29	8.94%
Total interest-earning assets	224,696	2,875	5.17%	199,959	2,312	4.67%
Noninterest-earning assets	18,672			20,234
Total assets	$243,368			$220,193
Interest-bearing liabilities:
Demand, NOW and money market deposits	$53,338	229	1.71%	$44,456	178	1.60%
Savings deposits	39,779	14	0.14%	38,945	14	0.14%
Certificates of deposit	65,938	539	3.28%	68,565	579	3.39%
Total interest-bearing deposits	159,055	782	1.96%	151,966	771	2.03%
FHLB advances and other borrowings	15,000	140	3.75%	11,645	121	4.19%
Total interest-bearing liabilities	174,055	922	2.12%	163,611	892	2.18%
Non-interest bearing demand deposits	29,141			25,490
Other non-interest bearing liabilities	1,904			1,662
Total liabilities	205,100			190,763
Total stockholders' equity	38,268			29,430
Total liabilities and stockholders' equity	$243,368			$220,193
Net interest income		$1,953			$1,420
Net interest rate spread (2)			3.05%			2.49%
Net interest-earning assets (3)	$50,641			$36,348
Net interest margin (4)			3.49%			2.85%
Average interest-earning assets to interest-bearing liabilities	129.09%			122.22%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$259	$286	$545
Debt securities	(9)	20	11
Cash and cash equivalents	55	(45)	10
Other	—	(3)	(3)
Total interest-earning assets	305	258	563
Interest-bearing liabilities:
Demand, NOW and money market deposits	36	15	51
Savings deposits	—	—	—
Certificates of deposit	(22)	(18)	(40)
Total interest-bearing deposits	14	(3)	11
FHLB advances and other borrowings	35	(16)	19
Total interest-bearing liabilities	49	(19)	30
Change in net interest income	$256	$277	$533

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income was $444,000 for the three months ended September 30, 2025, an increase of $269,000, or 154.0%, from net income of $175,000 for the three months ended September 30, 2024. The increase in net income was primarily attributable to an increase in net interest income of $533,000. This increase was offset by a decrease in the recovery of credit losses of $115,000, from a recovery of credit losses of $155,000 for the three months ended September 30, 2024 to a recovery of credit losses of $40,000 for the three months ended September 30, 2025, and a slight increase in non-interest expenses of $82,000.

Interest Income. Interest income increased by $563,000, or 24.4%, to $2.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to an increase in loan interest income of $545,000.

Loan interest income increased by $545,000, or 26.3%, to $2.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 59 basis points from 4.66% for the three months ended September 30, 2024 to 5.25% for the three months ended September 30, 2025. The average balance of the loan portfolio increased by $22.2 million, or 12.3%, to $201.9 million for the three months ended September 30, 2025 from $179.7 million for the three months ended September 30, 2024. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth.

Debt securities interest income increased by $11,000, or 23.9%, to $57,000 for the three months ended September 30, 2025 from $46,000 for the three months ended September 30, 2024 due to an increase in the average yield on the debt securities portfolio of 145 basis points to 4.05% for the three months ended September 30, 2025 which was offset by a decrease of $1.4 million in the average balance of debt securities to $5.7 million for the three months ended September 30, 2025 from $7.1 million for the three months ended September 30, 2024. The increase in the average yield on the debt securities portfolio was due to a $1.0 million floating rate corporate bond that was called in October 2025 that had a coupon rate of 10.17% for the last three months prior to being called. It was purchased in May 2021. The average balance of debt securities continued to decrease as a result of securities calls and paydowns.

Interest Expense. Interest expense increased $30,000, or 3.4%, to $922,000 for the three months ended September 30, 2025 from $892,000 for the three months ended September 30, 2024, due to an increase of $19,000 in interest paid on FHLB borrowings and an increase of $11,000 in interest paid on deposits.

Interest expense on deposits increased slightly by $11,000, or 1.4%, to $782,000 for the three months ended September 30, 2025 from $771,000 for the three months ended September 30, 2024 due to an increase in the average balance of deposits offset by a slight decrease in the average rate paid on all deposit categories. The increase in the average balance of deposits was the result of the initiation of new loan relationships which increased the average balances of demand, NOW, money market and savings deposit accounts while the decrease in the average balances of certificate of deposit accounts was primarily related to us successfully migrating customer funds from fixed-rate certificate of deposit products into more liquid deposit products with variable rates. The average rate paid on deposits decreased by seven basis points to 1.96% for the three months ended September 30, 2025 from 2.03% for the three months ended September 30, 2024 due to declining interest rates and a shift in customer funds from fixed-rate certificates of deposit into more liquid deposit products with variable rates.

Interest paid on FHLB borrowings increased $19,000, from $121,000 for the three months ended September 30, 2024 to $140,000 for the three months ended September 30, 2025. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $3.4 million to $15.0 million for the three months ended September 30, 2025 from $11.6 million for the three months ended September 30, 2024. The average rate paid on borrowings decreased slightly from 4.19% for the three months ended September 30, 2024 to 3.75% for the three months ended September 30, 2025 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $533,000, or 37.5%, to $2.0 million for the three months ended September 30, 2025 from $1.4 million for the three months ended September 30, 2024. Net interest rate spread increased by 56 basis points to 3.05% for the three months ended September 30, 2025 from 2.49% for the three months ended September 30, 2024, reflecting a 50 basis points increase in the average yield on interest-earning assets and a six basis points decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.49% for the three months ended September 30, 2025 from 2.85% for the three months ended September 30, 2024. The increase in the average yield on interest earning assets for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 114 basis points due to a drop in the federal funds rate) related to the increase in market interest rates over the past year and an increase in the percentage of commercial and multi-family real estate loans making up the total loan portfolio which generally carry higher interest rates than the other categories of loans. Net interest-earning assets increased by $14.3 million, or 39.3%, to $50.6 million for the three months ended September 30, 2025 from $36.3 million for the three months ended September 30, 2024.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $40,000 for the three months ended September 30, 2025 compared to a recovery of credit losses of $155,000 for the three months ended September 30, 2024. The decrease in recovery when comparing the two periods was primarily related to an increase in the loan portfolio for the three months ended September 30, 2025. The recovery was related to the projected future economic conditions in our market area stabilizing over the next two years, an increase in prepayments in both consumer and commercial loans, which was impactful to the weighted average life of the loan portfolio and the continuous recoveries of two legacy charge-offs. During the three months ended September 30, 2025, the Company updated the historical look-back method period used in developing lifetime loss estimate. Management believes the extended period better reflects a set of relevant loss experience. These predictions align with the Bank’s historic charge-off history over the past 9 years adjusted for current and forecasted conditions.

The allowance for credit losses was $1.7 million, or 0.80%, of loans outstanding at September 30, 2025 and $1.7 million, or 0.92%, of loans outstanding at September 30, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$33	$32	$1	3.1%
Mortgage banking	81	88	(7)	(8.0)%
Increase in cash surrender value of BOLI	70	67	3	4.5%
Other	6	6	—	—%
Total non-interest income	$190	$193	$(3)	(1.6)%

Non-interest income decreased slightly by $3,000 to $190,000 for the three months ended September 30, 2025 from $193,000 for the three months ended September 30, 2024. There were no significant changes in the components comprising non-interest income when comparing the two periods.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$898	$835	$63	7.5%
Occupancy and equipment	216	240	(24)	(10.0)%
Data processing and office	99	115	(16)	(13.9)%
Professional fees	193	157	36	22.9%
Marketing expenses	22	15	7	46.7%
Foreclosed assets, net	16	18	(2)	(11.1)%
Other	191	173	18	10.4%
Total non-interest expenses	$1,635	$1,553	$82	5.3%

Non-interest expenses were $1.6 million for the three months ended September 30, 2025 and 2024. The increase was primarily related to an increase in salaries and benefits associated with the new branch we opened in Brookfield, Wisconsin in January 2024. The remaining changes in other non-interest expense categories were not significant.

Provision for Income Taxes. Income tax expense was $103,000 for the three months ended September 30, 2025, an increase of $62,000, as compared to income tax expense of $41,000 for the three months ended September 30, 2024. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes. The effective tax rate for the three months ended September 30, 2025 and 2024 was 18.8% for both periods.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30, 2025			At June 30, 2025
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

(In thousands)
Real estate loans:
One- to- four-family residential	$25	$—	$—	$190	$253	$—	$—	$67
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$25	$—	$—	$190	$253	$—	$—	$67

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At September 30,	At June 30,
	2025	2025

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$190	$67
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	190	67
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	996	996
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	996	996
Total non-performing assets	$1,186	$1,063
Total non-performing loans to total loans	0.09%	0.03%
Total non-performing loans to total assets	0.08%	0.03%
Total non-performing assets to total assets	0.48%	0.45%

Non-performing assets include other real estate owned of $996,000 at September 30, 2025 and June 30, 2025. During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale is subject to customary due diligence and has not closed as of November 12, 2025. Non-performing loans at September 30, 2025 consisted of two one-to four-family residential loans that were fully secured compared to one one-to four-family residential loan that was fully secured at June 30, 2025.

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

Set forth below is a schedule of classified loans as of September 30, 2025 and June 30, 2025.

	September 30,	June 30,
	2025	2025

(In thousands)
Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Assets	$—	$—
Special Mention/Watch	$1,149	$1,151

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

The allowance for credit losses (“ACL”) at September 30, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. In addition, management’s estimate of expected credit losses is based on the weighted-average remaining maturity of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended
	September 30,
	2025	2024

	(Dollars in thousands)
Allowance at beginning of period	$1,708	$1,797
Provision for (recovery of) credit losses	(40)	(155)
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial loans and industrial	—	—
Consumer	—	—
Total charge-offs	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	1	—
Total recoveries	1	—
Net (charge-offs) recoveries	1	—
Allowance at end of period	$1,669	$1,642
Allowance to non-performing loans	878.42%	—%
Allowance to total loans outstanding at the end of the period	0.80%	0.92%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%
Multifamily	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

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

	At September 30, 2025			At June 30, 2025

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$418	25.0%	43.9%	$390	22.8%	45.4%
Commercial and industrial	14	0.8%	1.9%	11	0.6%	1.9%
Construction	5	0.3%	0.5%	4	0.2%	0.4%
One-to-four-family residential	979	58.7%	28.3%	1,123	65.7%	27.8%
Multi-family real estate	236	14.1%	24.4%	171	10.0%	23.6%
Consumer	17	1.0%	1.0%	9	0.5%	0.9%
Total	$1,669	100%	100%	$1,708	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2025, we had a $83.4 million line of credit with the Federal Home Loan Bank of Chicago, which had $15.0 million in borrowings outstanding as of that date. The Bank also has $17.0 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at September 30, 2025.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $464,000 and $945,000 of cash provided by operating activities for the three months ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $5.9 million used in investing activities compared to $7.5 million provided by investing activities for the three months ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was $6.5 million provided by financing activities compared to $3.9 million being used in financing activities for the three months ended September 30, 2025 and 2024, respectively.

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

At September 30, 2025, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 10-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2025, we had outstanding commitments to originate loans of $7.5 million, and no outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2025 totaled $45.1 million, which include $2.3 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of September 30, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of September 30, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the first fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three months ended September 30, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: November 12, 2025	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)