Form 10-Q
period 2025-12-31
Marathon Bancorp, Inc. /MD/
filed 2026-02-11
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of February 10, 2026, there were 2,938,620 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	December 31, 2025	2025
Assets
Cash and due from banks	$2,166,492	$2,242,736
Federal funds sold	11,491,000	12,143,000
Cash and cash equivalents	13,657,492	14,385,736
Interest earning deposits held in other financial institutions	176,326	237,247
Debt securities available for sale, at fair value	4,060,914	5,201,279
Debt securities held to maturity, at amortized cost (fair value $372,596 and $373,568)	465,336	483,787
Loans, net of allowance of $1,702,526 and $1,708,269, respectively	211,912,653	200,795,706
Accrued interest receivable	706,026	667,686
Foreclosed assets, net	996,373	996,373
Investment in restricted stock, at cost	1,329,413	1,329,413
Cash surrender value life insurance	9,384,116	9,242,673
Premises and equipment, net	3,707,059	3,883,537
Other assets	1,620,318	1,611,363
Total assets	$248,016,026	$238,834,800
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$21,415,679	$22,466,092
Interest bearing	156,971,774	152,774,734
Total deposits	178,387,453	175,240,826
Federal Home Loan Bank (FHLB) advances	19,000,000	15,000,000
Other liabilities	3,743,138	2,884,753
Total liabilities	201,130,591	193,125,579
Commitments and Contingent Liabilities (see note 13)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,938,620 and 2,938,698 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	28,962	28,962
Additional paid-in capital	22,753,704	22,647,140
Retained earnings	26,511,815	25,566,126
Unearned ESOP shares, at cost	(2,005,296)	(2,047,077)
Accumulated other comprehensive loss	(403,750)	(485,930)
Total stockholders' equity	46,885,435	45,709,221
Total liabilities and stockholders' equity	$248,016,026	$238,834,800

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months (1)	Six Months	Six Months (1)
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2025	2024	2025	2024
Interest Income
Loans, including fees	$2,756,794	$2,037,941	$5,377,900	$4,113,820
Debt securities	31,321	44,868	88,135	91,331
Other	162,578	184,416	360,073	374,271
Total interest income	2,950,693	2,267,225	5,826,108	4,579,422
Interest Expense
Deposits	751,897	763,506	1,534,116	1,534,861
Borrowings and other	140,990	97,622	281,162	218,370
Total interest expense	892,887	861,128	1,815,278	1,753,231
Net Interest Income	2,057,806	1,406,097	4,010,830	2,826,191
Provision for (Recovery of) Credit Losses	33,000	8,000	(7,000)	(147,000)
Net Interest Income After Provision for (Recovery of) Credit Losses	2,024,806	1,398,097	4,017,830	2,973,191
Non-Interest Income
Service charges on deposit accounts	34,171	28,920	67,279	60,559
Mortgage banking income	66,120	76,755	147,382	164,668
Increase in cash value of life insurance	71,550	67,193	141,443	134,189
Other income	18,106	7,433	23,521	14,119
Total non-interest income	189,947	180,301	379,625	373,535
Non-Interest Expenses
Salaries and employee benefits	903,919	834,453	1,801,791	1,669,641
Occupancy and equipment expenses	210,042	210,273	426,021	450,730
Data processing and office	26,843	99,660	126,186	214,394
Professional fees	257,236	185,010	449,757	341,629
Marketing expenses	21,816	13,933	43,266	28,645
Foreclosed assets, net	13,495	5,228	29,730	22,800
Other expenses	192,799	177,195	384,782	350,735
Total non-interest expenses	1,626,150	1,525,752	3,261,533	3,078,574
Income Before Provision for Income Taxes	588,603	52,646	1,135,922	268,152
Provision for Income Taxes	87,207	1,519	190,233	42,118
Net Income	$501,396	$51,127	$945,689	$226,034

Net income per common share-basic	$0.19	$0.02	$0.35	$0.08
Net income per common share-diluted	$0.19	$0.02	$0.35	$0.08
Weighted average number of common shares outstanding-basic	2,686,037	2,792,641	2,684,856	2,793,235
Weighted average number of common shares outstanding-diluted	2,698,863	2,793,938	2,694,021	2,793,235

(1)	Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (See Note 1).

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	December 31,
	2025	2024
Net Income	$501,396	$51,127
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	37,942	9,808
Tax effect	(7,968)	(2,060)
Net amount	29,974	7,748
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,019)	(2,767)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,263	1,346
Other comprehensive income	29,218	6,327
Comprehensive Income	$530,614	$57,454

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Six Months Ended
	December 31,
	2025	2024
Net Income	$945,689	$226,034
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	106,124	153,636
Tax effect	(22,285)	(32,264)
Net amount	83,839	121,372

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(4,321)	(5,855)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	2,662	2,603
Other comprehensive income	82,180	118,120
Comprehensive Income	$1,027,869	$344,154

(a) The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b) The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2025	2,938,698	$28,962	$22,647,140	$25,566,126	$(2,047,077)	$(485,930)	$45,709,221
Net income	—	—	—	444,293	—	—	444,293
Other comprehensive income	—	—	—	—	—	52,962	52,962
ESOP shares committed to be released (2,363 shares)	—	—	14,555	—	20,883	—	35,438
Stock based compensation	402	—	38,868	—	—	—	38,868
Balance, September 30, 2025	2,939,100	28,962	22,700,563	26,010,419	(2,026,194)	(432,968)	46,280,782
Net income	—	—	—	501,396	—	—	501,396
Other comprehensive income	—	—	—	—	—	29,218	29,218
ESOP shares committed to be released (2,363 shares)	—	—	14,541	—	20,898	—	35,439
Stock based compensation	(480)	—	38,600	—	—	—	38,600
Balance, December 31, 2025	2,938,620	$28,962	$22,753,704	$26,511,815	$(2,005,296)	$(403,750)	$46,885,435

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares (1)	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2024	2,938,362	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784
Net income	—	—	—	174,907	—	—	174,907
Other comprehensive income	—	—	—	—	—	111,793	111,793
ESOP shares committed to be released (874 shares)	—	—	1,747	—	8,740	—	10,487
Stock based compensation	—	—	39,776	—	—	—	39,776
Purchase and retirement of common stock shares	(6,864)	(50)	(44,450)	—	—	—	(44,500)
Balance, September 30, 2024	2,931,498	20,920	7,251,607	25,698,588	(742,873)	(640,995)	31,587,247
Net income	—	—	—	51,127	—	—	51,127
Other comprehensive income	—	—	—	—	—	6,327	6,327
ESOP shares committed to be released (874 shares)	—	—	(7,691)	—	8,739	—	1,048
Stock based compensation	—	—	39,170	—	—	—	39,170
Balance, December 31, 2024	2,931,498	$20,920	$7,283,086	$25,749,715	$(734,134)	$(634,668)	$31,684,919

(1)

Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31,
	2025	2024
Operating Activities
Net income	$945,689	$226,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,970	141,121
Recovery of credit losses	(7,000)	(147,000)
Stock based compensation expense	77,468	78,946
ESOP expense	70,877	11,535
Net amortization of discounts and premiums on debt securities	2,044	28,279
Amortization of deferred loan fees, net	(52,626)	(23,479)
Net gain on sale of loans	(70,144)	(88,082)
Deferred tax expense (benefit)	(33,869)	20,901
Earnings on cash value of life insurance	(141,443)	(134,189)
(Increase) decrease in interest receivable	(38,340)	7,319
Originations of loans held for sale	(2,150,024)	(4,135,841)
Proceeds from loans held for sale	2,220,168	4,223,923
Net change in operating leases	115	692
Net change in other assets	(1,692)	(51,805)
Net change in other liabilities	915,124	900,506
Net Cash Provided by Operating Activities	1,877,317	1,058,860
Investing Activities
Net change in interest-bearing deposits in other financial institutions	60,921	87,930
Proceeds from maturities, calls and repayments of debt securities available for sale	1,243,938	489,296
Proceeds from maturities and calls of debt securities held to maturity	21,620	13,479
Net (increase) decrease in loans	(11,057,321)	6,690,621
Purchases of property and equipment	(21,346)	(32,307)
Net Cash (Used in) Provided by Investing Activities	(9,752,188)	7,249,019
Financing Activities
Net change in deposits	3,146,627	436,498
Proceeds from FHLB advances, net	4,000,000	—
Repayments of FHLB advances	—	(3,000,000)
Purchase and retirement of common stock	—	(44,500)
Net Cash Provided by (Used in) Financing Activities	7,146,627	(2,608,002)
Net Change in Cash and Cash Equivalents	(728,244)	5,699,877
Cash and Cash Equivalents, Beginning of Period	14,385,736	10,472,438
Cash and Cash Equivalents, End of Period	$13,657,492	$16,172,315
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$1,864,051	$1,274,504
Taxes	140,000	—

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

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1. All historical share and per share information prior to the completion of the Conversion also has been restated to reflect the 1.3728-to-1 exchange ratio.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2025 are not necessarily indicative of the results for the fiscal year ending June 30, 2026 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal years ended June 30, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2025.

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

	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024 (1)	2025	2024

Net income applicable to common stock	$501,396	$51,127	$945,689	$226,034

Average number of shares outstanding	2,914,021	2,894,022	2,914,021	2,895,216
Less: Average unallocated ESOP shares	227,984	101,381	229,165	101,981

Average number of common shares outstanding used to calculate basic earnings per share	2,686,037	2,792,641	2,684,856	2,793,235
Effect of dilutive restricted stock awards and stock options	12,826	1,297	9,165	—
Average number of common shares outstanding used to calculate diluted earnings per share	2,698,863	2,793,938	2,694,021	2,793,235

Earnings per common share:
Basic	$0.19	$0.02	$0.35	$0.08
Diluted	0.19	0.02	0.35	0.08

(1)

Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows as of December 31, 2025 and June 30, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025
Available for sale debt securities
States and municipalities	$379,864	$234	$(432)	$379,666
Mortgage-backed	699,215	22,933	(27,326)	694,822
Corporate bonds	3,500,000	—	(513,574)	2,986,426
	$4,579,079	$23,167	$(541,332)	$4,060,914
Held to maturity debt securities
Mortgage-backed	$465,336	$—	$(92,740)	$372,596

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$449,792	$296	$(772)	$449,316
Mortgage-backed	875,776	22,607	(39,621)	858,762
Corporate bonds	4,500,000	5,900	(612,699)	3,893,201
	$5,825,568	$28,803	$(653,092)	$5,201,279
Held to maturity debt securities
Mortgage-backed	$483,787	$—	$(110,219)	$373,568

There is no allowance for credit losses on available for sale and held to maturity debt securities at December 31, 2025 and June 30, 2025. Securities with a carrying value of approximately $33,000 and $79,000 as of December 31, 2025 and June 30, 2025, respectively, were pledged to secure public deposits and debt. Accrued interest receivable totaled $35,584 and $64,377 as of December 31, 2025 and June 30, 2025, respectively and is excluded from the measurement of credit losses.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2025, are as follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2025
Due in one year or less	$299,864	$299,625	$—	$—
Due from more than one to five years	3,580,000	3,066,467	—	—
Due from more than five to ten years	—	—	—	—
	3,879,864	3,366,092	—	—
Mortgage-backed securities (with no specific maturity)	699,215	694,822	465,336	372,596
	$4,579,079	$4,060,914	$465,336	$372,596

There were no sales of available for sale debt securities during the three and six month periods ended December 31, 2025 and 2024. There were also no transfers of debt securities between categories during the three and six month periods ended December 31, 2025 and 2024. The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and June 30, 2025:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(432)	$114,568	$(432)	$114,568
Mortgage-backed	—	—	(27,326)	511,016	(27,326)	511,016
Corporate bonds	—	—	(513,574)	2,986,426	(513,574)	2,986,426
	$—	$—	$(541,332)	$3,612,010	$(541,332)	$3,612,010

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(772)	$114,228	$(772)	$114,228
Mortgage-backed	(97)	30,835	(39,524)	691,927	(39,621)	722,762
Corporate bonds	—	—	(612,699)	2,887,301	(612,699)	2,887,301
	$(97)	$30,835	$(652,995)	$3,693,456	$(653,092)	$3,724,291

There were no securities in an unrealized loss position in the less than 12 months category and 35 securities in the 12 months or more category at December 31, 2025. There were four securities in an unrealized loss position in the less than 12 months category and 40 securities in the 12 months or more category at June 30, 2025. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions and does not indicate a permanent impairment of fair value. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $670,442 at December 31, 2025 and $603,309 as of June 30, 2025, from the amortized cost basis of loans and measurement of credit loss.

A summary of loans by major category follows:

	Unaudited
	December 31, 2025	June 30, 2025

	(Dollars in thousands)
Commercial real estate	$90,819	$91,867
Commercial and industrial	3,659	3,876
Construction	800	733
One-to-four-family residential	64,008	56,330
Multi-family real estate	51,679	47,808
Consumer	2,767	1,957
Total loans	213,732	202,571
Deferred loan fees	(116)	(67)
Allowance for credit losses	(1,703)	(1,708)
Loans, net	$211,913	$200,796

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three and six months ended December 31, 2025 and 2024:

	Allowance for Credit Losses-Loans-Three Months Ended December 31, 2025
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	October 1, 2025				December 31, 2025
Commercial real estate	$418	$—	$—	$(51)	$367
Commercial and industrial	14	—	—	(4)	10
Construction	5	—	—	(4)	1
One-to-four-family residential	979	—	—	121	1,100
Multi-family real estate	236	—	—	(29)	207
Consumer	17	—	1	—	18
Total loans	$1,669	$—	$1	$33	$1,703

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

	Allowance for Credit Losses-Loans-Six Months Ended December 31, 2025
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2025				December 31, 2025
Commercial real estate	$390	$—	$—	$(23)	$367
Commercial and industrial	11	—	—	(1)	10
Construction	4	—	—	(3)	1
One-to-four-family residential	1,123	—	—	(23)	1,100
Multi-family real estate	171	—	—	36	207
Consumer	9	—	2	7	18
Total loans	$1,708	$—	$2	$(7)	$1,703

	Allowance for Credit Losses-Loans-Six Months Ended December 31, 2024
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2024				December 31, 2024
Commercial real estate	$259	$—	$—	$3	$262
Commercial and industrial	16	—	—	(2)	14
Construction	28	—	—	(28)	—
One-to-four-family residential	1,314	—	—	(105)	1,209
Multi-family real estate	175	—	—	(18)	157
Consumer	5	—	1	3	9
Total loans	$1,797	$—	$1	$(147)	$1,651

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2025	2024	2025	2024
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$33,000	$8,000	$(7,000)	$(147,000)
Provision for unfunded commitments	—	—	—	—
Total provision for (recovery of) credit losses	$33,000	$8,000	$(7,000)	$(147,000)

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

Residential and Consumer Grading System-One-to-four-family residential real estate and consumer loans are graded as either non-performing or performing.

Non-performing-Non-performing loans are loans in which the borrower has not made the scheduled payments of principal or interest, and are generally loans over 90 days past due and still accruing interest, and loans on non-accrual status.

 Performing-Performing loans are those loans in which the borrower is making timely payments of both principal and interest as upon the agreed loan terms.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2025 based on fiscal year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$10,166	$27,727	$2,034	$3,236	$22,246	$24,596	$161	$—	$90,166
Watch	—	—	—	653	—	—	—	—	653
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$10,166	$27,727	$2,034	$3,889	$22,246	$24,596	$161	$—	$90,819

Commercial and industrial
Pass	$432	$380	$72	$398	$902	$1,466	$9	$—	$3,659
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$432	$380	$72	$398	$902	$1,466	$9	$—	$3,659

Construction
Pass	$—	$800	$—	$—	$—	$—	$—	$—	$800
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$800	$—	$—	$—	$—	$—	$—	$800

Multi-family real estate
Pass	$12,629	$3,627	$1,241	$2,547	$15,569	$16,034	$32	$—	$51,679
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$12,629	$3,627	$1,241	$2,547	$15,569	$16,034	$32	$—	$51,679

One-to-four-family residential
Performing	$12,297	$9,474	$2,606	$6,042	$9,310	$24,089	$—	$—	$63,818
Non-performing	—	—	—	123	—	67	—	—	190
Total one-to-four-family	$12,297	$9,474	$2,606	$6,165	$9,310	$24,156	$—	$—	$64,008

Consumer
Performing	$—	$156	$32	$25	$58	$—	$2,496	$—	$2,767
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$—	$156	$32	$25	$58	$—	$2,496	$—	$2,767

Total loans	$35,524	$42,164	$5,985	$13,024	$48,085	$66,252	$2,698	$—	$213,732

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2025 based on fiscal year of origination:

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

The following tables summarize the aging of the past due and nonaccrual loans by loan class within the portfolio segments as of December 31, 2025 and June 30, 2025:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
December 31, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	24,068	—	—	190,013
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$24,068	$—	$—	$190,013

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	252,723	—	—	66,645
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$252,723	$—	$—	$66,645

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. Information for loans evaluated individually is set forth below.

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of December 31, 2025 and June 30, 2025 and interest income recorded on nonaccrual loans in each of the three and six month periods then ended.

December 31, 2025
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Three Months Ended	Six Months Ended
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	190,013	—	—	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total loans	$190,013	$—	$—	$—

June 30, 2025
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Year Ended
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,645	—	2,492
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,645	$—	$2,492

The following table presents the amortized cost basis of collateral-dependent loans by loan class as of December 31, 2025 and June 30, 2025.

December 31, 2025
	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	190,013	—	190,013	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$190,013	$—	$190,013	$—

June 30, 2025

	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,645	—	66,645	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,645	$—	$66,645	$—

There were no loans during the three and six months ended December 31, 2025 and 2024 that were modified to borrowers experiencing financial difficulty.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $94,902,016 and $70,573,734 as of December 31, 2025 and June 30, 2025, respectively. There was also FHLB stock of $1,329,413 as of December 31, 2025 and June 30, 2025. The Company also has a collateral pledge agreement with the FRB securing multi-family real estate loans. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledging agreement. The amount of eligible collateral was $16,469,725 and $17,487,584 as of December 31, 2025 and June 30, 2025, respectively.

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

For all underlying classes of assets, the Company has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

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

On June 25, 2025, the Company executed a ten-year lease agreement to sublet the top floor of its Brookfield branch which includes monthly lease payments ranging from $2,700 to $3,300 over the term of the lease. These lease payments are included in other income in the accompanying Consolidated Statements of Income.

The following tables present information about the Company’s leases as of and for the three and six months ended December 31, 2025 and 2024 and as of June 30, 2025:

			As of	As of
			December 31,	June 30,
			2025	2025
Right-of-use assets (included in premises and equipment on consolidated balance sheets)			$386,257	$443,111
Lease liabilities (included in other liabilities on consolidated balance sheets)			383,189	439,928
Weighted average remaining lease term			4.8 years	4.73 years
Weighted average discount rate			3.13%	2.99%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Operating lease costs	$32,003	$55,383	$64,006	$87,297
Short-term lease costs	10,120	10,070	19,990	19,640
Total lease costs	$42,123	$65,453	$83,996	$106,937

Cash paid for amounts included in measurement of lease liabilities	$31,946	$31,281	$63,892	$62,562

As of December 31, 2025, future maturities of the lease liabilities described above are as follows for each of the respective future fiscal years:
				As of
				December 31,
				2025

Year ending June 30, 2026				$64,088
Year ending June 30, 2027				118,710
Year ending June 30, 2028				48,620
Year ending June 30, 2029				43,200
Year ending June 30, 2030				43,200
Thereafter				100,800
Total				418,618
Less: Present value discount				35,429
Lease liabilities				$383,189

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Six Months	Six Months
	Ended	Ended
	December 31, 2025	December 31, 2024
Balance July 1,	$2,312,240	$2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	2,312,240	2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	$2,312,240	$2,312,240

Activity in the valuation allowance is as follows:

	Six Months	Six Months
	Ended	Ended
	December 31, 2025	December 31, 2024
Balance July 1,	$1,315,867	$937,100
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	1,315,867	937,100
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	$1,315,867	$937,100

Expenses related to foreclosed assets include:

	Six Months	Six Months
	Ended	Ended
	December 31, 2025	December 31, 2024
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	16,235	17,572
Sales of real estate owned	—	—
Balance September 30,	16,235	17,572
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	13,495	5,228
Sales of real estate owned	—	—
Balance December 31,	$29,730	$22,800

During the fiscal year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the current quarter and the Company has relisted the property for $1.5 million. The recorded investment in one-to-four-family owner occupied properties that were in the process of foreclosure was $190,013 and $66,645 at December 31, 2025 and June 30, 2025, respectively.

Note 7 - Deposits

Major classifications of deposits are as follows as of December 31, 2025 and June 30, 2025. Brokered deposits totaled $12.0 million at December 31, 2025 and June 30, 2025.

	Unaudited
	At December 31, 2025		At June 30, 2025
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$21,415,679	12.01%	$22,466,092	12.82%
Demand, NOW, money market accounts	54,146,641	30.35%	48,103,922	27.45%
Savings accounts	37,621,160	21.09%	37,646,244	21.48%
Certificates of deposit	65,203,973	36.55%	67,024,568	38.25%
Total	$178,387,453	100.00%	$175,240,826	100.00%

Note 8- Borrowings

There was $19.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of December 31, 2025. The borrowings at December 31, 2025 consisted of three separate $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in March 2026, January 2026 and February 2026, respectively. The Company also has a $4.0 million six-month fixed rate advance maturing June 30, 2026. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

There was $15.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2025. The borrowings at June 30, 2025 consisted of three separate $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September, 2025, October, 2025 and August 2025, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $94,902,016 and $70,573,734 as of December 31, 2025 and June 30, 2025, respectively. Based on eligible collateral, net of outstanding borrowings, the Company had available $75.1 million to borrow from the FHLB as of December 31, 2025. There was FHLB stock of $1,329,413 pledged as of December 31, 2025 and June 30, 2025, respectively. The Company also has $16,469,725 available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank as of December 31, 2025. There were no borrowings under these arrangements at December 31, 2025 and June 30, 2025.

Note 9- Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the six months ended December 31, 2025 and 2024, are as follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
December 31, 2025
Balance, beginning of period	$(451,309)	$(34,621)	$(485,930)
Other comprehensive income before reclassifications (net of tax)	53,865	—	53,865
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,399	1,399
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,302)	—	(2,302)
Balance, September 30, 2025	(399,746)	(33,222)	(432,968)
Other comprehensive income before reclassifications (net of tax)	29,974	—	29,974
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,263	1,263
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,019)	—	(2,019)
Balance, end of period	$(371,791)	$(31,959)	$(403,750)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
December 31, 2024
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	113,624	—	113,624
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,257	1,257
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—	(3,088)
Balance, September 30, 2024	(602,307)	(38,688)	(640,995)
Other comprehensive income before reclassifications (net of tax)	7,748	—	7,748
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,346	1,346
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,767)	—	(2,767)
Balance, end of period	$(597,326)	$(37,342)	$(634,668)

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of December 31, 2025 and June 30, 2025. In November 2025, the federal banking agencies issued a proposed rule to lower the CBLR to 8%. That proposed rule was not effective as of December 31, 2025.

As of December 31, 2025 and June 30, 2025, management believes the Bank has met all capital adequacy requirements to which it is subject. As of December 31, 2025 and June 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$37,526	15.27%	$19,660	>	8.0%	$22,117	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$36,299	15.21%	$19,092	>	8.0%	$21,479	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At December 31, 2025, the Bank’s net worth was $37,450,934 and general credit loss reserve was $1,702,526 totaling 15.79% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2025, the Bank’s net worth was $36,141,469 and general credit loss reserve was $1,708,269, totaling 15.86% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 11 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share.  Also, as part of the Conversion, the Company sold 135,472 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the April 2021 ESOP loan ($777,212 and the new ESOP loan $1,354,720) were combined as of the date of the Conversion. The new ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2049 at a variable interest rate at the Bank’s prime rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $70,877 (upon the release of 4,726 shares) and $11,535 (upon the release of 1,748 shares) of compensation expense for the six months ended December 31, 2025 and 2024, respectively. At December 31, 2025, there were 226,802 shares not yet released having an aggregate market value of approximately $2,749,157. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

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

Stock option expense amortized to expense for the six months ended December 31, 2025 and 2024 was $31,653 and $32,235, respectively. At December 31, 2025, total unrecognized compensation expense related to stock options was $117,438, and will be amortized to expense over a period of 2.3 years. On June 28, 2025, there were 5,996 stock option awards granted to two employees. As of December 31, 2025, no future stock option awards remain under the Plan.

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

A summary of stock option activity and related information for the six months ended December 31, 2025 is as follows.

Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2025	144,226	$7.52	7.34	$337,414
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2025	144,226	7.52	7.20	405,305
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2025	144,226	$7.52	6.95	$654,816

Exercisable, December 31, 2025	81,608	$7.64	6.79	$369,202

Restricted Stock

On June 28, 2022, a total of 55,191 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (13,198 and 41,993 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 8,595 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,800 and 6,795 shares were granted to directors and employees, respectively). An additional 1,296 of restricted stock awards were forfeited by an employee during the year ended June 30, 2025 and finally, an additional 481 of restricted stock awards were forfeited by an employee during the six months ended December 31, 2025.  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  Restricted stock expense was $45,815 and $46,711 for the six months ended December 31, 2025 and 2024, respectively. At December 31, 2025, future compensation expense related to non-vested restricted stock outstanding was $152,828 which will be amortized over a remaining period of 2.3 years. On June 28, 2025, there were 402 shares of restricted stock granted to two employees. As of December 31, 2025, no restricted stock awards remain under the Plan.

A summary of restricted stock activity and related information for the six months ended December 31, 2025, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2025	25,079	$7.81
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2025	25,079	7.81
Granted	—	—
Exercised	—	—
Forfeited	(481)	8.13
Outstanding, December 31, 2025	24,598	$7.80

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

As of December 31, 2025 and June 30, 2025, the following financial instruments were outstanding where contract amounts represent credit risk:

	December 31, 2025	June 30, 2025
Commitments to grant loans	$—	$4,790,000
Unused commitments under lines of credit	4,722,954	6,346,008
MPF credit enhancements	788,289	735,448

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of December 31, 2025 and June 30, 2025, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and June 30, 2025:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Available for sale debt securities
States and municipalities	$379,666	$—	$379,666	$—
Mortgage-backed	694,822	—	694,822	—
Corporate bonds	2,986,426	—	1,301,426	1,685,000
Total assets	$4,060,914	$—	$2,375,914	$1,685,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Available for sale debt securities
States and municipalities	$449,316	$—	$449,316	$—
Mortgage-backed	858,762	—	858,762	—
Corporate bonds	3,893,201	—	2,283,201	1,610,000
Total assets	$5,201,279	$—	$3,591,279	$1,610,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2025 and June 30, 2025. The investment is valued on a quarterly basis by a third-party valuation expert. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2025	2024
Balance at July 1,	$1,610,000	$1,460,000
Unrealized gains included in other comprehensive income	50,000	40,000
Balance at September 30,	1,660,000	1,500,000
Unrealized gains included in other comprehensive income	25,000	—
Balance at December 31,	$1,685,000	$1,500,000

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

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the current quarter and the Company has relisted the property for $1.5 million.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	December 31, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,166,492	$2,166,492	$2,242,736	$2,242,736
Federal funds sold	11,491,000	11,491,000	12,143,000	12,143,000
Interest bearing deposits in other financial institutions	176,326	176,326	237,247	237,247
Available for sale debt securities	4,060,914	4,060,914	5,201,279	5,201,279
Held to maturity debt securities	465,336	372,596	483,787	373,568
Loans, net	211,912,653	210,747,000	200,795,706	195,176,000
Investment in restricted stock	1,329,413	1,329,413	1,329,413	1,329,413
Accrued interest receivable	706,026	706,026	667,686	667,686
Financial Liabilities
Deposits	$178,387,453	$178,128,000	$175,240,826	$174,732,000
Federal Home Loan Bank (FHLB) advances	19,000,000	19,000,000	15,000,000	15,000,000
Accrued interest payable	221,920	221,920	270,693	270,693

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

The estimated fair value of fee income on letters of credit at December 31, 2025 and June 30, 2025 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2025 and June 30, 2025.

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

The allowance for credit losses (“ACL”) at December 31, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses includes various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Changing these levels as of December 31, 2025, from those actually used on December 31, 2025 to the next highest or lowest level resulted in an increase in Marathon Bank’s allowance for credit losses of $182,000, or 10.9%.

As of December 31, 2025

Historical Actual	Hypothetical Change

Wisconsin Unemployment (2.4%-3.0%)	3.0%-3.6%
Wisconsin Annual Housing Price Index (4.6%-6.5%)	1.8%-4.6%
Wisconsin Annual Gross Domestic Product (2.5%-4.0%)	(-6.1%)-2.5%

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

Comparison of Financial Condition at December 31, 2025 and June 30, 2025

Total Assets. Total assets increased $9.2 million, or 3.8%, to $248.0 million at December 31, 2025, from $238.8 million at June 30, 2025. The increase was primarily due to an increase in loans, net of $11.1 million, or 5.5%, which was offset by decreases in debt securities available for sale and cash and cash equivalents of $1.1 million and $728,000, respectively. The remaining asset categories showed no significant changes when comparing December 31, 2025 with June 30, 2025.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $728,000, or 5.1%, to $13.7 million at December 31, 2025, from $14.4 million at June 30, 2025, primarily due to an increase in loans, net of $11.1 million, or 5.5%. This increase was primarily offset by new borrowings of $4.0 million, or 26.7%, an increase in deposits of $3.1 million, or 1.8%, and a decrease in debt securities available for sale of $1.1 million, or 21.9%.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $1.1 million, or 21.9%, to $4.1 million at December 31, 2025 due to $1.1 million of debt securities available for sale maturing or being called during the six months ended December 31, 2025.

Loans. Gross loans increased $11.1 million, or 5.5%, to $213.7 million at December 31, 2025, from $202.6 million at June 30, 2025. The increase was primarily due to an increase in one-to-four-family residential loans of $7.7 million, or 13.6%, and an increase in multi-family real estate loans of $3.9 million, or 8.1%. The increase in multi-family real estate loans and one-to-four-family residential loans was due to a strategic decision to grow both of these portfolios. The remaining categories of loans showed no substantial changes.

The following table presents the commercial real estate portfolio by industry sector at December 31, 2025 and June 30, 2025.

	Loans by Industry Sector		Loans by Industry Sector
	At December 31,	Percentage of	At June 30,	Percentage of
	2025	Total	2025	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,175%	1.29	$1,212%	1.32
Warehouse	966	1.06	990	1.08
Retail	1,389	1.53	1,576	1.72
Accommodation and food service	131	0.14	145	0.16
Mixed use	1,839	2.02	1,881	2.05
Other real estate	501	0.55	286	0.31
Total owner occupied real estate	6,001	6.61	6,090	6.63

Non-owner occupied real estate:
Office	6,802	7.49	6,934	7.55
Warehouse	583	0.64	1,539	1.68
Industrial	24,101	26.54	25,022	27.24
Retail	42,474	46.77	41,201	44.85
Accommodation and food service	7,586	8.35	7,657	8.33
Mixed use	1,599	1.76	1,612	1.75
Land	1,673	1.84	1,725	1.88
Other real estate	-	-	87	0.09
Total non-owner occupied real estate	84,818	93.39	85,777	93.37

Total commercial real estate loans	$90,819%	100.00	$91,867%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $996,000 when comparing December 31, 2025 with June 30, 2025.

Deposits. Total deposits increased by $3.1 million, or 1.8%, to $178.4 million at December 31, 2025, from $175.2 million at June 30, 2025 primarily due to an increase in demand, NOW and money market deposits of $6.0 million, or 12.6%. This increase was offset by a decrease in certificates of deposit balances of $1.8 million, or 2.7%, and a decrease in non-interest-bearing demand deposits of $1.1 million, or 4.7%. Savings deposits showed no significant changes when comparing the two dates. The increase in demand, NOW and money market deposits was due to the Company’s increased focus on relationship management by obtaining customers’ deposit balances when granting loans to new customers. The decrease in certificates of deposit balances was related to customer funds being transferred to higher yielding certificate of deposit specials being offered by our competitors. The decrease in non-interest-bearing demand deposits was due to a combination of seasonal business cash management and increased consumer spending.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased by $4.0 million to $19.0 million at December 31, 2025 due to a new borrowing during the six months ended December 31, 2025.

Stockholders’ Equity. Total stockholders’ equity increased by $1.2 million to $46.9 million when comparing December 31, 2025 with June 30, 2025 primarily due to net income of $946,000.

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

	For the Three Months Ended December 31,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$207,203	$2,757	5.38%	$175,651	$2,038	4.68%
Debt securities	4,611	31	2.69%	6,913	45	2.61%
Cash and cash equivalents	12,919	135	4.21%	13,764	159	4.66%
Other	1,329	28	8.31%	1,329	25	7.67%
Total interest-earning assets	226,062	2,951	5.28%	197,657	2,267	4.63%
Noninterest-earning assets	18,943			18,684
Total assets	$245,005			$216,341
Interest-bearing liabilities:
Demand, NOW and money market deposits	$55,144	220	1.59%	$44,803	163	1.45%
Savings deposits	37,866	14	0.15%	38,102	14	0.15%
Certificates of deposit	65,722	518	3.16%	68,314	587	3.45%
Total interest-bearing deposits	158,732	752	1.89%	151,219	764	2.02%
FHLB advances and other borrowings	15,086	141	3.76%	10,000	97	3.90%
Total interest-bearing liabilities	173,818	893	2.05%	161,219	861	2.14%
Non-interest bearing demand deposits	29,634			22,824
Other non-interest bearing liabilities	3,301			2,563
Total liabilities	206,753			186,606
Total stockholders' equity	38,252			29,735
Total liabilities and stockholders' equity	$245,005			$216,341
Net interest income		$2,058			$1,406
Net interest rate spread (2)			3.23%			2.49%
Net interest-earning assets (3)	$52,244			$36,438
Net interest margin (4)			3.66%			2.85%
Average interest-earning assets to interest-bearing liabilities	130.06%			122.60%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended December 31,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$204,534	$5,378	5.28%	$177,682	$4,114	4.65%
Debt securities	5,142	88	3.42%	6,996	91	2.60%
Cash and cash equivalents	14,372	307	4.27%	12,804	320	5.02%
Other	1,329	53	8.22%	1,329	54	8.22%
Total interest-earning assets	225,377	5,826	5.19%	198,811	4,579	4.62%
Noninterest-earning assets	18,809			19,457
Total assets	$244,186			$218,268
Interest-bearing liabilities:
Demand, NOW and money market deposits	$54,241	450	1.65%	$44,630	341	1.52%
Savings deposits	38,823	28	0.14%	38,524	28	0.14%
Certificates of deposit	65,830	1,056	3.21%	68,440	1,166	3.41%
Total interest-bearing deposits	158,894	1,534	1.92%	151,594	1,535	2.02%
FHLB advances and other borrowings	15,043	281	3.74%	10,823	218	4.04%
Total interest-bearing liabilities	173,937	1,815	2.08%	162,417	1,753	2.15%
Non-interest-bearing demand deposits	29,387			24,157
Other non-interest-bearing liabilities	2,602			2,112
Total liabilities	205,926			188,686
Total stockholders' equity	38,260			29,582
Total liabilities and stockholders' equity	$244,186			$218,268
Net interest income		$4,011			$2,826
Net interest rate spread (2)			3.11%			2.47%
Net interest-earning assets (3)	$51,440			$36,394
Net interest margin (4)			3.56%			2.84%
Average interest-earning assets to interest-bearing liabilities	129.57%			122.41%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by a verage total interest-earning assets.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$369	$350	$719	$623	$641	$1,264
Debt securities	(15)	1	(14)	(24)	21	(3)
Cash and cash equivalents	(10)	(14)	(24)	41	(54)	(13)
Other	—	3	3	(1)	—	(1)
Total interest-earning assets	344	340	684	639	608	1,247
Interest-bearing liabilities:
Demand, NOW and money market deposits	37	20	57	73	35	108
Savings deposits	—	—	—	—	—	—
Certificates of deposit	(22)	(47)	(69)	(43)	(66)	(109)
Total interest-bearing deposits	15	(27)	(12)	30	(31)	(1)
FHLB advances and other borrowings	50	(6)	44	85	(22)	63
Total interest-bearing liabilities	65	(33)	32	115	(53)	62
Change in net interest income	$279	$373	$652	$524	$661	$1,185

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

General. Net income was $501,000 for the three months ended December 31, 2025, an increase of $450,000, or 880.7%, from net income of $51,000 for the three months ended December 31, 2024. The increase in net income was primarily attributable to an increase in net interest income of $652,000. This increase was offset by an increase in non-interest expenses of $100,000 and an increase in the provision for income taxes of $87,000.

Interest Income. Interest income increased by $683,000, or 35.3%, to $3.0 million for the three months ended December 31, 2025 as compared to $2.3 million for the three months ended December 31, 2024 primarily due to an increase in loan interest income of $719,000.

Loan interest income increased by $719,000, or 26.3%, to $2.8 million for the three months ended December 31, 2025 as compared to $2.0 million for the three months ended December 31, 2024, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 70 basis points from 4.68% for the three months ended December 31, 2024 to 5.38% for the three months ended December 31, 2025. The average balance of the loan portfolio increased by $31.6 million, or 18.0%, to $207.2 million for the three months ended December 31, 2025 from $175.6 million for the three months ended December 31, 2024. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth.

Debt securities interest income decreased by $14,000, or 30.2%, to $31,000 for the three months ended December 31, 2025 from $45,000 for the three months ended December 31, 2024 due to a decrease in the average balance of debt securities of $2.3 million, which was offset by a slight increase in the average yield on the debt securities portfolio of eight basis points to 2.69% for the three months ended December 31, 2025 from 2.61% for the three months ended December 31, 2024. The decrease in the average balance of debt securities continues to be related to securities calls and paydowns. The increase in the average yield on the debt securities portfolio was primarily due to the change in the mix of the securities portfolio as a result of securities calls and paydowns.

Interest Expense. Interest expense increased $32,000, or 3.7%, to $893,000 for the three months ended December 31, 2025 from $861,000 for the three months ended December 31, 2024, due to an increase of $43,000 in interest paid on FHLB borrowings which was offset by a decrease of $11,000 in interest paid on deposits.

Interest expense on deposits decreased by $11,000, or 1.5%, to $752,000 for the three months ended December 31, 2025 from $763,000 for the three months ended December 31, 2024 due to a decrease in the average rate paid on deposits which was offset by an increase in the average balance of deposits. The average rate paid on deposits decreased by 13 basis points to 1.89% for the three months ended December 31, 2025 from 2.02% for the three months ended December 31, 2024 due to declining interest rates and a shift in customer funds from fixed-rate certificates of deposit into more liquid deposit products with variable rates. The increase in the average balance of deposits was the result of the initiation of new loan relationships which increased the average balances of demand, NOW and money market deposits while the decrease in the average balances of certificate of deposit account balances was related to customer funds being transferred to higher yielding certificate of deposit specials being offered by our competitors.

Interest paid on FHLB borrowings increased $43,000, from $98,000 for the three months ended December 31, 2024 to $141,000 for the three months ended December 31, 2025. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $5.1 million to $15.1 million for the three months ended December 31, 2025 from $10.0 million for the three months ended December 31, 2024. The average rate paid on borrowings decreased slightly from 3.90% for the three months ended December 31, 2024 to 3.76% for the three months ended December 31, 2025 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $652,000, or 46.4%, to $2.1 million for the three months ended December 31, 2025 from $1.4 million for the three months ended December 31, 2024. Net interest rate spread increased by 74 basis points to 3.23% for the three months ended December 31, 2025 from 2.49% for the three months ended December 31, 2024, reflecting a 65 basis points increase in the average yield on interest-earning assets and a nine basis points decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.66% for the three months ended December 31, 2025 from 2.85% for the three months ended December 31, 2024. The increase in the average yield on interest earning assets for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 45 basis points due to a drop in the federal funds rate) associated with an increase in the percentage of commercial and multi-family real estate loans making up the total loan portfolio which generally carry higher interest rates than the other categories of loans. Also, the Company has been retaining higher rate mortgages in its one-to-four-family residential loan portfolio. Net interest-earning assets increased by $15.8 million, or 43.3%, to $52.2 million for the three months ended December 31, 2025 from $36.4 million for the three months ended December 31, 2024.

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

Based on our evaluation of the above factors, we recorded a provision for credit losses of $33,000 for the three months ended December 31, 2025 compared to a provision for credit losses of $8,000 for the three months ended December 31, 2024. The increase in provision when comparing the two periods was primarily related to an increase in the loan portfolio for the three months ended December 31, 2025.

The allowance for credit losses was $1.7 million, or 0.80%, of loans outstanding at December 31, 2025 and $1.7 million, or 0.92%, of loans outstanding at December 31, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2025. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$34	$29	$5	17.2%
Mortgage banking	66	77	(11)	(14.3)%
Increase in cash surrender value of BOLI	72	67	5	7.5%
Other	18	7	11	157.1%
Total non-interest income	$190	$180	$10	5.6%

Non-interest income increased slightly by $10,000 to $190,000 for the three months ended December 31, 2025 from $180,000 for the three months ended December 31, 2024. Other income increased by $11,000 as a result of the Company leasing the top floor of its Brookfield branch to new tenants. Mortgage banking income decreased as a result of less mortgage sales during the current three-month period.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$904	$835	$69	8.3%
Occupancy and equipment	210	210	—	—%
Data processing and office	27	100	(73)	(73.0)%
Professional fees	257	185	72	38.9%
Marketing expenses	22	14	8	57.1%
Foreclosed assets, net	13	5	8	160.0%
Other	193	177	16	9.0%
Total non-interest expenses	$1,626	$1,526	$100	6.6%

Non-interest expenses were $1.6 million for the three months ended December 31, 2025 and $1.5 million for the three months ended December 31, 2024. The increase was primarily related to an increase in salaries and employee benefits and professional fees which was offset by a decrease in data processing and office expenses. The salaries and employee benefits increase was associated with the new branch we opened in Brookfield, Wisconsin in January 2024. The increase in professional fees was related to timing of various legal expenses while the decrease in data processing and office expenses was related to a new contract with the Company’s core software provider which started in September 2025. This new contract is expected to save the Company approximately $185,000 annually.

Provision for Income Taxes. Income tax expense was $87,000 for the three months ended December 31, 2025, an increase of $85,000, as compared to income tax expense of $2,000 for the three months ended December 31, 2024. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes for the three months ended December 31, 2025 and the higher percentage of non-taxable income making up income before income taxes for the three months ended December 31, 2024.

Comparison of Operating Results for the Six Months Ended December 31, 2025 and 2024

General. Net income was $946,000 for the six months ended December 31, 2025, an increase of $720,000, or 318.4%, from net income of $226,000 for the six months ended December 31, 2024. The increase in net income was primarily attributable to an increase in net interest income of $1.2 million. This increase was offset by a decrease in the recovery of credit losses of $140,000, from a recovery of credit losses of $147,000 for the six months ended December 31, 2024 to a recovery of credit losses of $7,000 for the six months ended December 31, 2025, and an increase in non-interest expenses of $183,000. The provision for income taxes also increased by $148,000.

Interest Income. Interest income increased by $1.2 million, or 27.2%, to $5.8 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 primarily due to an increase in loan interest income.

Loan interest income increased by $1.3 million, or 30.7%, to $5.4 million for the six months ended December 31, 2025, as compared to $4.1 million for the six months ended December 31, 2024, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 63 basis points from 4.65% for the six months ended December 31, 2024 to 5.28% for the six months ended December 31, 2025. The average balance of the loan portfolio increased by $26.9 million, or 15.1%, to $204.5 million for the six months ended December 31, 2025 from $177.7 million for the six months ended December 31, 2024. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth.

Debt securities interest income decreased by $3,000, or 3.5%, to $88,000 for the six months ended December 31, 2025 from $91,000 for the six months ended December 31, 2024 due to a decrease of $1.9 million in the average balance of debt securities to $5.1 million for the six months ended December 31, 2025 from $7.0 million for the six months ended December 31, 2024. This decrease was offset by an increase in the average yield on the debt securities portfolio of 82 basis points to 3.42% for the six months ended December 31, 2025 as compared to 2.60% for the six months ended December 31, 2024. The average balance of debt securities continued to decrease as a result of securities calls and paydowns. The increase in the average yield on the debt securities portfolio was due to a $1.0 million floating rate corporate bond that was called in October 2025 that had a coupon rate of 10.17% for the last three months prior to being called. It was purchased in May 2021.

Interest Expense. Interest expense increased $62,000, or 3.5%, to $1.8 million for the six months ended December 31, 2025 from $1.8 million for the six months ended December 31, 2024, due to an increase in interest paid on FHLB borrowings.

Interest expense on deposits remained substantially the same at $1.8 million when comparing the six months ended December 31, 2025 to the six months ended December 31, 2024. The decrease in the average rate paid on deposits was offset by an increase in the average balance of deposits. The average rate paid on deposits decreased by ten basis points to 1.92% for the six months ended December 31, 2025 from 2.02% for the six months ended December 31, 2024 due to declining interest rates and a shift in customer funds from fixed-rate certificates of deposit into more liquid deposit products with variable rates. The increase in the average balance of deposits was the result of the initiation of new loan relationships which increased the average balances of demand, NOW, money market and savings deposit accounts while the decrease in the average balances of certificate of deposit accounts was related to customer funds being transferred to higher yielding certificate of deposit specials being offered by our competitors.

Interest paid on FHLB borrowings increased $63,000, from $218,000 for the six months ended December 31, 2024 to $281,000 for the six months ended December 31, 2025. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $4.2 million to $15.0 million for the six months ended December 31, 2025 from $10.8 million for the six months ended December 31, 2024. The average rate paid on borrowings decreased from 4.04% for the six months ended December 31, 2024 to 3.74% for the six months ended December 31, 2025 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $1.2 million, or 41.9%, to $4.0 million for the six months ended December 31, 2025 from $2.8 million for the six months ended December 31, 2024. Net interest rate spread increased by 64 basis points to 3.11% for the six months ended December 31, 2025 from 2.47% for the six months ended December 31, 2024, reflecting a 57 basis points increase in the average yield on interest-earning assets and a seven basis points decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.56% for the six months ended December 31, 2025 from 2.84% for the six months ended December 31, 2024. The increase in the average yield on interest earning assets for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 75 basis points due to a drop in the federal funds rate) was associated with an increase in the percentage of commercial and multi-family real estate loans making up the total loan portfolio which generally carry higher interest rates than the other categories of loans. Also, the Company has been retaining higher rate mortgages in its one-to-four-family residential loan portfolio. Net interest-earning assets increased by $15.0 million, or 41.3%, to $51.4 million for the six months ended December 31, 2025 from $36.4 million for the six months ended December 31, 2024.

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

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $7,000 for the six months ended December 31, 2025 compared to a recovery of credit losses of $147,000 for the six months ended December 31, 2024. The decrease in recovery when comparing the two periods was primarily related to an increase in the loan portfolio for the six months ended December 31, 2025. The recovery continues to be related to the projected future economic conditions in our market area stabilizing over the next two years, an increase in prepayments in both consumer and commercial loans, which was impactful to the weighted average life of the loan portfolio and the continuous recoveries of two legacy charge-offs.

The allowance for credit losses was $1.7 million, or 0.80%, of loans outstanding at December 31, 2025 and $1.7 million, or 0.92%, of loans outstanding at December 31, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$67	$61	$6	9.84%
Mortgage banking	147	165	(18)	(10.9)%
Increase in cash surrender value of BOLI	142	134	8	6.0%
Other	24	14	10	71.43%
Total non-interest income	$380	$374	$6	1.60%

Non-interest income increased slightly by $6,000 to $380,000 for the six months ended December 31, 2025 from $374,000 for the six months ended December 31, 2024. Other income increased by $10,000 as a result of the Company leasing the top floor of its Brookfield branch to new tenants. Mortgage banking income decreased as a result of less mortgage sales during the current six-month period.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended
	December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,802	$1,670	$132	7.9%
Occupancy and equipment	426	451	(25)	(5.5)%
Data processing and office	126	214	(88)	(41.1)%
Professional fees	450	341	109	32.0%
Marketing expenses	43	29	14	48.3%
Foreclosed assets, net	30	23	7	(37.8)%
Other	385	351	34	9.7%
Total non-interest expenses	$3,262	$3,079	$183	5.9%

Non-interest expenses were $3.3 million for the six months ended December 31, 2025 compared to $3.1 million for the six months ended December 31, 2024. The increase was primarily related to an increase in salaries and employee benefits and professional fees which was offset by a decrease in data processing and office expenses. The salaries and employee benefits increase was associated with the new branch we opened in Brookfield, Wisconsin in January 2024. The increase in professional fees was related to timing of various legal expenses while the decrease in data processing and office expenses was related to a new contract with the Company’s core software provider which started in September 2025. This new contract is expected to save the Company approximately $185,000 annually.

Provision for Income Taxes. Income tax expense was $190,000 for the six months ended December 31, 2025, an increase of $148,000, as compared to income tax expense of $42,000 for the six months ended December 31, 2024. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes during the six months ended December 31, 2025. The effective tax rate for the six months ended December 31, 2025 and 2024 was 16.75% and 15.71%, respectively.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2025			At June 30, 2025
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

(In thousands)
Real estate loans:
One- to- four-family residential	$24	$—	$—	$190	$253	$—	$—	$67
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$24	$—	$—	$190	$253	$—	$—	$67

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,	At June 30,
	2025	2025

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$190	$67
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	190	67
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	996	996
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	996	996
Total non-performing assets	$1,186	$1,063
Total non-performing loans to total loans	0.09%	0.03%
Total non-performing loans to total assets	0.08%	0.03%
Total non-performing assets to total assets	0.48%	0.45%

Non-performing assets include other real estate owned of $996,000 at December 31, 2025 and June 30, 2025. During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the current quarter and the Company has relisted the property for $1.5 million. Non-performing loans at December 31, 2025 consisted of two one-to four-family residential loans that were fully secured compared to one one-to four-family residential loan that was fully secured at June 30, 2025.

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

Set forth below is a schedule of classified loans as of December 31, 2025 and June 30, 2025.

	December 31,	June 30,
	2025	2025

(In thousands)
Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Assets	$—	$—
Special Mention/Watch	$653	$1,151

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

The allowance for credit losses (“ACL”) at December 31, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,669	$1,642	$1,708	$1,797
Provision for (recovery of) credit losses	33	8	(7)	(147)
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	1	1	2	1
Total recoveries	1	1	2	1
Net (charge-offs) recoveries	1	1	2	1
Allowance at end of period	$1,703	$1,651	$1,703	$1,651
Allowance to non-performing loans	896.32%	—%	896.32%	—%
Allowance to total loans outstanding at the end of the period	0.80%	0.92%	0.80%	0.92%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	—%	—%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

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

	At December 31, 2025			At June 30, 2025

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$367	21.6%	42.5%	$390	22.8%	45.4%
Commercial and industrial	10	0.6%	1.7%	11	0.6%	1.9%
Construction	1	0.1%	0.4%	4	0.2%	0.4%
One-to-four-family residential	1,100	64.6%	29.9%	1,123	65.7%	27.8%
Multi-family real estate	207	12.2%	24.2%	171	10.0%	23.6%
Consumer	18	1.1%	1.3%	9	0.5%	0.9%
Total	$1,703	100%	100%	$1,708	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2025, we had a $85.9 million line of credit with the Federal Home Loan Bank of Chicago, which had $19.0 million in borrowings outstanding as of that date. The Bank also has $16.5 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at December 31, 2025.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.9 million and $1.1 million of cash provided by operating activities for the six months ended December 31, 2025 and 2024, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $9.8 million used in investing activities compared to $7.2 million provided by investing activities for the six months ended December 31, 2025 and 2024, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was $7.1 million provided by financing activities compared to $2.6 million being used in financing activities for the six months ended December 31, 2025 and 2024, respectively.

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

At December 31, 2025, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 10-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2025, we had outstanding commitments to originate loans of $4.7 million, and no outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2025 totaled $43.6 million, which include $2.3 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of December 31, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of December 31, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the second fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: February 11, 2026	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: February 11, 2026	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)