Form 10-Q
period 2026-03-31
Marathon Bancorp, Inc. /MD/
filed 2026-05-13
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of May 12, 2026, there were 2,950,746 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited	June 30,
	March 31, 2026	2025
Assets
Cash and due from banks	$2,098,792	$2,242,736
Federal funds sold	11,528,000	12,143,000
Cash and cash equivalents	13,626,792	14,385,736
Interest earning deposits held in other financial institutions	1,316,185	237,247
Debt securities available for sale, at fair value	3,992,447	5,201,279
Debt securities held to maturity, at amortized cost (fair value $366,282 and $373,568)	459,765	483,787
Loans, net of allowance of $1,708,584 and $1,708,269, respectively	211,707,097	200,795,706
Accrued interest receivable	712,790	667,686
Foreclosed assets, net	996,373	996,373
Investment in restricted stock, at cost	1,475,296	1,329,413
Cash surrender value life insurance	9,454,826	9,242,673
Premises and equipment, net	3,622,404	3,883,537
Other assets	1,659,193	1,611,363
Total assets	$249,023,168	$238,834,800
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$21,458,087	$22,466,092
Interest bearing	152,693,851	152,774,734
Total deposits	174,151,938	175,240,826
Federal Home Loan Bank (FHLB) advances	24,000,000	15,000,000
Other liabilities	3,336,064	2,884,753
Total liabilities	201,488,002	193,125,579
Commitments and Contingent Liabilities (see note 13)	—	—
Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 2,950,136 and 2,938,698 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	29,077	28,962
Additional paid-in capital	22,894,038	22,647,140
Retained earnings	26,999,678	25,566,126
Unearned ESOP shares, at cost	(1,984,408)	(2,047,077)
Accumulated other comprehensive loss	(403,219)	(485,930)
Total stockholders' equity	47,535,166	45,709,221
Total liabilities and stockholders' equity	$249,023,168	$238,834,800

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months	Three Months (1)	Nine Months	Nine Months (1)
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2026	2025	2026	2025
Interest Income
Loans, including fees	$2,801,826	$2,139,015	$8,179,726	$6,252,835
Debt securities	31,960	39,549	120,095	130,880
Other	135,181	155,352	495,254	529,623
Total interest income	2,968,967	2,333,916	8,795,075	6,913,338
Interest Expense
Deposits	704,992	759,573	2,239,108	2,294,434
Borrowings and other	207,081	111,687	488,243	330,057
Total interest expense	912,073	871,260	2,727,351	2,624,491
Net Interest Income	2,056,894	1,462,656	6,067,724	4,288,847
Provision for (Recovery of) Credit Losses	5,000	(41,833)	(2,000)	(188,833)
Net Interest Income After Provision for (Recovery of) Credit Losses	2,051,894	1,504,489	6,069,724	4,477,680
Non-Interest Income
Service charges on deposit accounts	24,430	24,733	91,709	85,292
Mortgage banking income	67,685	59,498	215,067	224,166
Increase in cash value of life insurance	70,709	67,864	212,152	202,053
Other income	82,734	54,511	106,255	68,630
Total non-interest income	245,558	206,606	625,183	580,141
Non-Interest Expenses
Salaries and employee benefits	950,752	796,413	2,752,543	2,466,054
Occupancy and equipment expenses	233,138	233,124	659,159	683,854
Data processing and office	88,695	117,286	214,881	331,680
Professional fees	175,797	177,909	625,554	519,538
Marketing expenses	13,810	9,116	57,076	37,761
Foreclosed assets, net	14,754	13,432	44,484	36,232
Other expenses	211,615	170,032	596,397	520,767
Total non-interest expenses	1,688,561	1,517,312	4,950,094	4,595,886
Income Before Provision for Income Taxes	608,891	193,783	1,744,813	461,935
Provision for Income Taxes	121,028	45,380	311,261	87,498
Net Income	$487,863	$148,403	$1,433,552	$374,437

Net income per common share-basic	$0.18	$0.05	$0.53	$0.13
Net income per common share-diluted	$0.18	$0.05	$0.53	$0.13
Weighted average number of common shares outstanding-basic	2,686,732	2,795,278	2,685,612	2,793,915
Weighted average number of common shares outstanding-diluted	2,744,385	2,825,720	2,726,944	2,797,893

(1)	Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (See Note 1).

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
	2026	2025
Net Income	$487,863	$148,403
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	1,705	74,827
Tax effect	(358)	(15,713)
Net amount	1,347	59,114
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(1,966)	(2,576)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,150	1,361
Other comprehensive income	531	57,899
Comprehensive Income	$488,394	$206,302

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Nine Months Ended
	March 31,
	2026	2025
Net Income	$1,433,552	$374,437
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	107,829	228,463
Tax effect	(22,643)	(47,977)
Net amount	85,186	180,486

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(6,287)	(8,431)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	3,812	3,964
Other comprehensive income	82,711	176,019
Comprehensive Income	$1,516,263	$550,456

(a) The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b) The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2025	2,938,698	$28,962	$22,647,140	$25,566,126	$(2,047,077)	$(485,930)	$45,709,221
Net income	—	—	—	444,293	—	—	444,293
Other comprehensive income	—	—	—	—	—	52,962	52,962
ESOP shares committed to be released (2,363 shares)	—	—	14,555	—	20,883	—	35,438
Stock based compensation	402	—	38,868	—	—	—	38,868
Balance, September 30, 2025	2,939,100	28,962	22,700,563	26,010,419	(2,026,194)	(432,968)	46,280,782
Net income	—	—	—	501,396	—	—	501,396
Other comprehensive income	—	—	—	—	—	29,218	29,218
ESOP shares committed to be released (2,363 shares)	—	—	14,541	—	20,898	—	35,439
Stock based compensation	(480)	—	38,600	—	—	—	38,600
Balance, December 31, 2025	2,938,620	28,962	22,753,704	26,511,815	(2,005,296)	(403,750)	46,885,435
Net income	—	—	—	487,863	—	—	487,863
Other comprehensive income	—	—	—	—	—	531	531
ESOP shares committed to be released (2,363 shares)	—	—	14,549	—	20,888	—	35,437
Exercise of stock options (11,516 shares)	11,516	115	84,405	—	—	—	84,520
Stock based compensation	—	—	41,380	—	—	—	41,380
Balance, March 31, 2026	2,950,136	$29,077	$22,894,038	$26,999,678	$(1,984,408)	$(403,219)	$47,535,166

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares (1)	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2024	2,938,362	$20,970	$7,254,534	$25,523,681	$(751,613)	$(752,788)	$31,294,784
Net income	—	—	—	174,907	—	—	174,907
Other comprehensive income	—	—	—	—	—	111,793	111,793
ESOP shares committed to be released (874 shares)	—	—	1,747	—	8,740	—	10,487
Stock based compensation	—	—	39,776	—	—	—	39,776
Purchase and retirement of common stock shares	(6,864)	(50)	(44,450)	—	—	—	(44,500)
Balance, September 30, 2024	2,931,498	20,920	7,251,607	25,698,588	(742,873)	(640,995)	31,587,247
Net income	—	—	—	51,127	—	—	51,127
Other comprehensive income	—	—	—	—	—	6,327	6,327
ESOP shares committed to be released (874 shares)	—	—	(7,691)	—	8,739	—	1,048
Stock based compensation	—	—	39,170	—	—	—	39,170
Balance, December 31, 2024	2,931,498	$20,920	$7,283,086	$25,749,715	$(734,134)	$(634,668)	$31,684,919
Net income	—	—	—	148,403	—	—	148,403
Other comprehensive income	—	—	—	—	—	57,899	57,899
ESOP shares committed to be released (874 shares)	—	—	1,748	—	8,740	—	10,488
Stock based compensation	—	—	38,868	—	—	—	38,868
Exercise of stock options (1,274 shares)	—	13	13,301	—	—	—	13,314
Balance, March 31, 2025	2,931,498	$20,933	$7,337,003	$25,898,118	$(725,394)	$(576,769)	$31,953,891

(1)

Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$1,433,552	$374,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,441	213,368
Recovery of credit losses	(2,000)	(188,833)
Stock based compensation expense	118,848	117,814
ESOP expense	106,314	22,023
Net amortization of discounts and premiums on debt securities	2,676	37,202
Amortization of deferred loan fees, net	(71,746)	(46,221)
Net gain on sale of loans	(111,589)	(113,145)
Deferred tax expense (benefit)	(28,930)	129,114
Earnings on cash value of life insurance	(212,152)	(202,053)
(Increase) decrease in accrued interest receivable	(45,104)	15,224
Originations of loans held for sale	(3,921,734)	(4,500,904)
Proceeds from loans held for sale	4,033,323	4,614,049
Net change in operating leases	172	1,052
Net change in other assets	(47,830)	(539,761)
Net change in other liabilities	536,787	1,974,489
Net Cash Provided by Operating Activities	2,003,028	1,907,855
Investing Activities
Net change in interest-bearing deposits in other financial institutions	(1,078,938)	(125,851)
Proceeds from maturities, calls and repayments of debt securities available for sale	1,313,226	1,607,528
Proceeds from maturities and calls of debt securities held to maturity	28,593	24,469
Purchase of restricted stock	(145,883)	—
Net increase in loans	(10,837,645)	(5,104,903)
Purchases of property and equipment	(36,957)	(108,137)
Net Cash Used in Investing Activities	(10,757,604)	(3,706,894)
Financing Activities
Net change in deposits	(1,088,888)	13,028,973
Borrowings from FHLB advances, net	9,000,000	2,000,000
Exercise of stock options	84,520	13,314
Purchase and retirement of common stock	—	(44,500)
Net Cash Provided by Financing Activities	7,995,632	14,997,787
Net Change in Cash and Cash Equivalents	(758,944)	13,198,748
Cash and Cash Equivalents, Beginning of Period	14,385,736	10,472,438
Cash and Cash Equivalents, End of Period	$13,626,792	$23,671,186
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$2,789,397	$2,525,624
Taxes	180,000	—

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

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock, which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”) at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the consolidated financial statements. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses, valuation of foreclosed assets, valuation of deferred tax assets, and fair value of financial assets and liabilities.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2026 are not necessarily indicative of the results for the fiscal year ending June 30, 2026 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal years ended June 30, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2025.

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

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2026	2025 (1)	2026	2025 (1)

Net income applicable to common stock	$487,863	$148,403	$1,433,552	$374,437

Average number of shares outstanding	2,914,716	2,895,460	2,914,777	2,895,296
Less: Average unallocated ESOP shares	227,984	100,182	229,165	101,381

Average number of common shares outstanding used to calculate basic earnings per share	2,686,732	2,795,278	2,685,612	2,793,915
Effect of dilutive restricted stock awards and stock options	57,653	30,442	41,332	3,978
Average number of common shares outstanding used to calculate diluted earnings per share	2,744,385	2,825,720	2,726,944	2,797,893

Earnings per common share:
Basic	$0.18	$0.05	$0.53	$0.13
Diluted	0.18	0.05	0.53	0.13

(1)

Share amounts related to periods prior to the April 21, 2025 closing of the conversion offering have been restated to give retroactive recognition to the 1.3728 exchange ratio applied in the conversion offering (see Note 1).

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows as of March 31, 2026 and June 30, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2026
Available for sale debt securities
States and municipalities	$379,899	$248	$(113)	$380,034
Mortgage-backed	629,008	22,115	(27,775)	623,348
Corporate bonds	3,500,000	—	(510,935)	2,989,065
	$4,508,907	$22,363	$(538,823)	$3,992,447
Held to maturity debt securities
Mortgage-backed	$459,765	$—	$(93,483)	$366,282

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$449,792	$296	$(772)	$449,316
Mortgage-backed	875,776	22,607	(39,621)	858,762
Corporate bonds	4,500,000	5,900	(612,699)	3,893,201
	$5,825,568	$28,803	$(653,092)	$5,201,279
Held to maturity debt securities
Mortgage-backed	$483,787	$—	$(110,219)	$373,568

There is no allowance for credit losses on available for sale and held to maturity debt securities at March 31, 2026 and June 30, 2025. Securities with a carrying value of approximately $19,000 and $79,000 as of March 31, 2026 and June 30, 2025, respectively, were pledged to secure public deposits and debt. Accrued interest receivable totaled $25,068 and $64,377 as of March 31, 2026 and June 30, 2025, respectively and is excluded from the measurement of credit losses.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2026, are as follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2026
Due in one year or less	$299,899	$299,978	$—	$—
Due from more than one to five years	80,000	80,056	—	—
Due from more than five to ten years	3,500,000	2,989,065	—	—
	3,879,899	3,369,099	—	—
Mortgage-backed securities (with no specific maturity)	629,008	623,348	459,765	366,282
	$4,508,907	$3,992,447	$459,765	$366,282

There were no sales of available for sale debt securities during the three and nine month periods ended March 31, 2026 and 2025. There were also no transfers of debt securities between categories during the three and nine month periods ended March 31, 2026 and 2025. The following table shows the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and June 30, 2025:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2026
Available for sale debt securities
States and municipalities	$—	$—	$(113)	$114,887	$(113)	$114,887
Mortgage-backed	(559)	85,785	(27,216)	405,700	(27,775)	491,485
Corporate bonds	—	—	(510,935)	2,989,065	(510,935)	2,989,065
	$(559)	$85,785	$(538,264)	$3,509,652	$(538,823)	$3,595,437

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2025
Available for sale debt securities
States and municipalities	$—	$—	$(772)	$114,228	$(772)	$114,228
Mortgage-backed	(97)	30,835	(39,524)	691,927	(39,621)	722,762
Corporate bonds	—	—	(612,699)	2,887,301	(612,699)	2,887,301
	$(97)	$30,835	$(652,995)	$3,693,456	$(653,092)	$3,724,291

There were seven securities in an unrealized loss position in the less than 12 months category and 30 securities in the 12 months or more category at March 31, 2026. There were four securities in an unrealized loss position in the less than 12 months category and 40 securities in the 12 months or more category at June 30, 2025. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions and does not indicate a permanent credit impairment of fair value. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $687,722 at March 31, 2026 and $603,309 as of June 30, 2025, from the amortized cost basis of loans and measurement of credit loss.

A summary of loans by major category follows:

	Unaudited
	March 31, 2026	June 30, 2025

	(Dollars in thousands)
Commercial real estate	$92,579	$91,867
Commercial and industrial	3,372	3,876
Construction	—	733
One-to-four-family residential	64,430	56,330
Multi-family real estate	50,434	47,808
Consumer	2,707	1,957
Total loans	213,522	202,571
Deferred loan fees	(106)	(67)
Allowance for credit losses	(1,709)	(1,708)
Loans, net	$211,707	$200,796

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three and nine months ended March 31, 2026 and 2025:

	Allowance for Credit Losses-Loans-Three Months Ended March 31, 2026
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	January 1, 2026				March 31, 2026
Commercial real estate	$367	$—	$—	$(28)	$339
Commercial and industrial	10	—	—	—	10
Construction	1	—	—	(1)	—
One-to-four-family residential	1,100	—	—	24	1,124
Multi-family real estate	207	—	—	7	214
Consumer	18	—	1	3	22
Total loans	$1,703	$—	$1	$5	$1,709

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

	Allowance for Credit Losses-Loans-Nine Months Ended March 31, 2026
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2025				March 31, 2026
Commercial real estate	$390	$—	$—	$(51)	$339
Commercial and industrial	11	—	—	(1)	10
Construction	4	—	—	(4)	—
One-to-four-family residential	1,123	—	—	1	1,124
Multi-family real estate	171	—	—	43	214
Consumer	9	—	3	10	22
Total loans	$1,708	$—	$3	$(2)	$1,709

	Allowance for Credit Losses-Loans-Nine Months Ended March 31, 2025
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2024				March 31, 2025
Commercial real estate	$259	$—	$—	$46	$305
Commercial and industrial	16	—	—	(4)	12
Construction	28	—	—	(6)	22
One-to-four-family residential	1,314	—	3	(201)	1,116
Multi-family real estate	175	—	—	(27)	148
Consumer	5	—	1	3	9
Total loans	$1,797	$—	$4	$(189)	$1,612

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2026	2025	2026	2025
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$5,000	$(41,833)	$(2,000)	$(188,833)
Provision for unfunded commitments	—	—	—	—
Total provision for (recovery of) credit losses	$5,000	$(41,833)	$(2,000)	$(188,833)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, collateral adequacy, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial and industrial, commercial real estate loans and multi-family real estate loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings for loans other than residential and consumer:

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2026 based on fiscal year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$12,941	$27,562	$2,004	$3,214	$21,769	$24,272	$167	$—	$91,929
Watch	—	—	—	650	—	—	—	—	650
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$12,941	$27,562	$2,004	$3,864	$21,769	$24,272	$167	$—	$92,579

Commercial and industrial
Pass	$595	$362	$68	$345	$761	$1,230	$11	$—	$3,372
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$595	$362	$68	$345	$761	$1,230	$11	$—	$3,372

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family real estate
Pass	$16,499	$3,616	$1,237	$2,045	$15,468	$11,537	$32	$—	$50,434
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$16,499	$3,616	$1,237	$2,045	$15,468	$11,537	$32	$—	$50,434

One-to-four-family residential
Performing	$14,618	$8,994	$2,561	$5,414	$8,974	$23,679	$—	$—	$64,240
Non-performing	—	—	—	—	123	67	—	—	190
Total one-to-four-family	$14,618	$8,994	$2,561	$5,414	$9,097	$23,746	$—	$—	$64,430

Consumer
Performing	$84	$145	$29	$22	$43	$—	$2,384	$—	$2,707
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$84	$145	$29	$22	$43	$—	$2,384	$—	$2,707

Total loans	$44,737	$40,679	$5,899	$11,690	$47,138	$60,785	$2,594	$—	$213,522

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

The following tables summarize the aging of the past due and nonaccrual loans by loan class within the portfolio segments as of March 31, 2026 and June 30, 2025:

	Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
March 31, 2026
Commercial real estate	$132,948	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	37,071	—	—	190,013
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$170,019	$—	$—	$190,013

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	252,723	—	—	66,645
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$252,723	$—	$—	$66,645

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. Information for loans evaluated individually is set forth below.

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of March 31, 2026 and June 30, 2025 and interest income recorded on nonaccrual loans in each of the three and nine month periods then ended.

March 31, 2026
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

The following tables present the amortized cost basis of collateral-dependent loans by loan class as of March 31, 2026 and June 30, 2025.

March 31, 2026
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

There were no loans during the three and nine months ended March 31, 2026 and 2025 that were modified to borrowers experiencing financial difficulty.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $99,642,757 and $70,573,734 as of March 31, 2026 and June 30, 2025, respectively. There was also FHLB stock of $1,475,296 and $1,329,413 as of March 31, 2026 and June 30, 2025, respectively. The Company also has a collateral pledge agreement with the FRB securing multi-family real estate loans. These pledged loans have discounted margins applied ranging from 45% - 95% as required by the pledging agreement. The amount of eligible collateral was $19,792,612 and $17,487,584 as of March 31, 2026 and June 30, 2025, respectively.

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

The Company’s long-term lease agreements are classified as operating leases based on the nature of the leasing arrangements. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

On June 25, 2025, the Company executed a ten-year lease agreement to sublet the top floor of its Brookfield branch which includes monthly lease payments ranging from $2,700 to $3,300 over the term of the lease. These lease payments are included in other income in the accompanying Consolidated Statements of Income.

The following tables present information about the Company’s leases as of and for the three and nine months ended March 31, 2026 and 2025 and as of June 30, 2025:

			As of	As of
			March 31,	June 30,
			2026	2025
Right-of-use assets (included in premises and equipment on consolidated balance sheets)			$357,462	$443,111
Lease liabilities (included in other liabilities on consolidated balance sheets)			354,451	439,928
Weighted average remaining lease term			4.37 years	4.73 years
Weighted average discount rate			2.90%	2.99%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Operating lease costs	$32,004	$32,004	$96,010	$93,292
Short-term lease costs	10,020	9,870	30,010	29,510
Total lease costs	$42,024	$41,874	$126,020	$122,802

Cash paid for amounts included in measurement of lease liabilities	$31,946	$31,281	$95,838	$92,211

As of March 31, 2026, future maturities of the lease liabilities described above are as follows for each of the respective future fiscal years:

Year ending June 30, 2026				$32,142
Year ending June 30, 2027				118,710
Year ending June 30, 2028				48,620
Year ending June 30, 2029				43,200
Year ending June 30, 2030				43,200
Thereafter				100,800
Total				386,672
Less: Present value discount				32,221
Lease liabilities				$354,451

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Balance July 1,	$2,312,240	$2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	2,312,240	2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	2,312,240	2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance March 31,	$2,312,240	$2,312,240

Activity in the valuation allowance is as follows:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Balance July 1,	$1,315,867	$937,100
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	1,315,867	937,100
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance December 31,	1,315,867	937,100
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance March 31,	$1,315,867	$937,100

Expenses related to foreclosed assets include:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	16,235	17,572
Sales of real estate owned	—	—
Balance September 30,	16,235	17,572
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	13,495	5,228
Sales of real estate owned	—	—
Balance December 31,	29,730	22,800
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	14,754	13,432
Sales of real estate owned	—	—
Balance March 31,	$44,484	$36,232

During the fiscal year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million. The recorded investment in one-to-four-family owner occupied properties that were in the process of foreclosure was $190,013 and $66,645 at March 31, 2026 and June 30, 2025, respectively.

Note 7 - Deposits

Major classifications of deposits are as follows as of March 31, 2026 and June 30, 2025. Brokered deposits totaled $12.0 million at March 31, 2026 and June 30, 2025.

	Unaudited
	At March 31, 2026		At June 30, 2025
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$21,458,087	12.32%	$22,466,092	12.82%
Demand, NOW, money market accounts	48,086,489	27.61%	48,103,922	27.45%
Savings accounts	38,222,205	21.95%	37,646,244	21.48%
Certificates of deposit	66,385,157	38.12%	67,024,568	38.25%
Total	$174,151,938	100.00%	$175,240,826	100.00%

Note 8- Borrowings

There was $24.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of March 31, 2026. The borrowings at March 31, 2026 consisted of three separate $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in June 2026, April 2026 and May 2026, respectively. These advances have interest rates of 3.91%, 3.73%, and 3.33%, respectively. The Company also has a $4.0 million six-month fixed rate advance maturing June 30, 2026 and a $5.0 million six-month fixed rate advance maturing July 27, 2026. These advances have interest rates of 3.68% and 3.73%, respectively. The putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

There was $15.0 million in borrowings from the FHLB as of June 30, 2025. The borrowings at June 30, 2025 consisted of three separate $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September, 2025, October, 2025 and August 2025, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $99,642,757 and $70,573,734 as of March 31, 2026 and June 30, 2025, respectively. Based on eligible collateral, net of outstanding borrowings, the Company had available $75.1 million to borrow from the FHLB as of March 31, 2026. There was FHLB stock of $1,475,296 and $1,329,413 pledged as of March 31, 2026 and June 30, 2025, respectively. The Company also has $19,792,612 available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank as of March 31, 2026. There were no borrowings under these arrangements at March 31, 2026 and June 30, 2025.

Note 9- Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the nine months ended March 31, 2026 and 2025, are as follows:

	Unrealized	Unrealized
	Losses on	Losses on Transfers of
	Available	Available for Sale Debt
	for Sale Debt	Securities to Held
	Securities	To Maturity	Total
March 31, 2026
Balance, beginning of period	$(451,309)	$(34,621)	$(485,930)
Other comprehensive income before reclassifications (net of tax)	53,865	—	53,865
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,399	1,399
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,302)	—	(2,302)
Balance, September 30, 2025	(399,746)	(33,222)	(432,968)
Other comprehensive income before reclassifications (net of tax)	29,974	—	29,974
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,263	1,263
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,019)	—	(2,019)
Balance, December 31, 2025	(371,791)	(31,959)	(403,750)
Other comprehensive income before reclassifications (net of tax)	1,347	—	1,347
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,150	1,150
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(1,966)	—	(1,966)
Balance, end of period	$(372,410)	$(30,809)	$(403,219)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized	Unrealized
	Losses on	Losses on Transfers of
	Available	Available for Sale Debt
	for Sale Debt	Securities to Held
	Securities	To Maturity	Total
March 31, 2025
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	113,624	—	113,624
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,257	1,257
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(3,088)	—	(3,088)
Balance, September 30, 2024	(602,307)	(38,688)	(640,995)
Other comprehensive income before reclassifications (net of tax)	7,748	—	7,748
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,346	1,346
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,767)	—	(2,767)
Balance, December 31, 2024	(597,326)	(37,342)	(634,668)
Other comprehensive income before reclassifications (net of tax)	59,114	—	59,114
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,361	1,361
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,576)	—	(2,576)
Balance, end of period	$(540,788)	$(35,981)	$(576,769)

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of March 31, 2026 and June 30, 2025. In April 2025, the federal banking agencies issued a final rule to lower the CBLR to 8% and extend the grace period to four quarters. The new rule will be effective as of July 1, 2026.

As of March 31, 2026 and June 30, 2025, management believes the Bank has met all capital adequacy requirements to which it is subject. As of March 31, 2026 and June 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

March 31, 2026	(Dollars in thousands)
Tier I Capital to Average Assets	$38,150	15.35%	$19,883	>	8.0%	$22,368	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$36,299	15.21%	$19,092	>	8.0%	$21,479	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At March 31, 2026, the Bank’s net worth was $38,075,558 and general credit loss reserve was $1,708,584 totaling 15.99% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2025, the Bank’s net worth was $36,141,469 and general credit loss reserve was $1,708,269, totaling 15.86% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 11 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share.  Also, as part of the Conversion, the Company sold 135,472 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the April 2021 ESOP loan ($777,212 and the new ESOP loan $1,354,720) were combined as of the date of the Conversion. The new ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2049 at a variable interest rate at the Bank’s prime rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $106,314 (upon the release of 7,089 shares) and $22,023 (upon the release of 2,622 shares) of compensation expense for the nine months ended March 31, 2026 and 2025, respectively. At March 31, 2026, there were 224,439 shares not yet released having an aggregate market value of approximately $3,036,660. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 12 - Stock Based Compensation

 On May 24, 2022, the stockholders of Marathon Bancorp, Inc. approved the Company’s 2022 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company and Marathon Bank. Under provisions of the Plan, while active, awards may consist of grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units.  Incentive stock options totaling 149,972 (as converted) and restricted stock awards totaling 59,989 (as converted) were authorized for award under the Plan. As a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1 including those described below. The grant date exercise prices for stock options and fair values of restricted stock at grant date were adjusted downward based on the exchange ratio.

Stock Options

On June 28, 2022, a total of 100,481 (as converted) stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (25,496 and 74,985 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. Options totaling 3,996 were forfeited by an employee during the year ended June 30, 2025. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 53,992 (as converted) stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers (5,996 and 47,996 options were awarded to directors and employees, respectively). The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $2.72.

Stock option expense amortized to expense for the nine months ended March 31, 2026 and 2025 was $49,862 and $48,061, respectively. At March 31, 2026, total unrecognized compensation expense related to stock options was $101,612, and will be amortized to expense over a remaining period of 2.0 years. On June 28, 2025, there were 5,996 stock option awards granted to two employees. As of March 31, 2026, no future stock option awards remain under the Plan.

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

A summary of stock option activity and related information for the nine months ended March 31, 2026 is as follows.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2025	144,226	$7.52	7.34	$337,414
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2025	144,226	7.52	7.20	405,305
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2025	144,226	$7.52	6.95	$654,816
Granted	12,836	13	10.00	—
Exercised	(11,516)	7.34	-	—
Forfeited	(8,842)	8.44	7.44	—
Outstanding, March 31, 2026	136,704	7.64	6.70	781,114

Exercisable, March 31, 2026	84,350	$7.64	6.54	$496,969

Restricted Stock

On June 28, 2022, a total of 55,191 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (13,198 and 41,993 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 8,595 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the Plan (1,800 and 6,795 shares were granted to directors and employees, respectively). A total of 1,296 of restricted stock awards were forfeited by an employee during the year ended June 30, 2025 and, an additional 481 of restricted stock awards were forfeited by an employee during the nine months ended March 31, 2026.  The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  Restricted stock expense was $69,986 and $69,753 for the nine months ended March 31, 2026 and 2025, respectively. At March 31, 2026, future compensation expense related to non-vested restricted stock outstanding was $130,055 which will be amortized over a remaining period of 2.0 years. On June 28, 2025, there were 402 shares of restricted stock granted to two employees. As of March 31, 2026, no restricted stock awards remain under the Plan.

A summary of restricted stock activity and related information for the nine months ended March 31, 2026, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2025	25,079	$7.81
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2025	25,079	7.81
Granted	—	—
Exercised	—	—
Forfeited	(480)	8.13
Outstanding, December 31, 2025	24,599	$7.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2026	24,599	$7.80

Note 13- Commitments and Contingencies

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet loans.

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

As of March 31, 2026 and June 30, 2025, the following financial instruments were outstanding where contract amounts represent credit risk:

	March 31, 2026	June 30, 2025
Commitments to grant loans	$2,037,382	$4,790,000
Unused commitments under lines of credit	5,338,622	6,346,008
MPF credit enhancements	785,835	735,448

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of March 31, 2026 and June 30, 2025, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and June 30, 2025:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Available for sale debt securities
States and municipalities	$380,034	$—	$380,034	$—
Mortgage-backed	623,348	—	623,348	—
Corporate bonds	2,989,065	—	1,304,065	1,685,000
Total assets	$3,992,447	$—	$2,307,447	$1,685,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Available for sale debt securities
States and municipalities	$449,316	$—	$449,316	$—
Mortgage-backed	858,762	—	858,762	—
Corporate bonds	3,893,201	—	2,283,201	1,610,000
Total assets	$5,201,279	$—	$3,591,279	$1,610,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2026 and June 30, 2025. The investment is valued on a quarterly basis by a third-party valuation specialist. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2026	2025
Balance at July 1,	$1,610,000	$1,460,000
Unrealized gains included in other comprehensive income	50,000	40,000
Balance at September 30,	1,660,000	1,500,000
Unrealized gains included in other comprehensive income	25,000	—
Balance at December 31,	1,685,000	1,500,000
Unrealized gains included in other comprehensive income	—	—
Balance at March 31,	$1,685,000	$1,500,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	Unaudited
	March 31,	June 30,	Valuation	Unobservable	Range
	2026	2025	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$996,373	$996,373	Collateral valuation	Discount from market value	2026: 10%-75%
					2025: 10%-75%

Collateral dependent financial assets	$190,013	$66,645	Appraisal	Discount from market value	0%

During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30,

2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million.

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	March 31, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,098,792	$2,098,792	$2,242,736	$2,242,736
Federal funds sold	11,528,000	11,528,000	12,143,000	12,143,000
Interest bearing deposits in other financial institutions	1,316,185	1,316,185	237,247	237,247
Available for sale debt securities	3,992,447	3,992,447	5,201,279	5,201,279
Held to maturity debt securities	459,765	366,282	483,787	373,568
Loans, net	211,707,097	210,009,000	200,795,706	195,176,000
Investment in restricted stock	1,475,296	1,475,296	1,329,413	1,329,413
Accrued interest receivable	712,790	712,790	667,686	667,686
Financial Liabilities
Deposits	$174,151,938	$173,982,000	$175,240,826	$174,732,000
Federal Home Loan Bank (FHLB) advances	24,000,000	24,000,000	15,000,000	15,000,000
Accrued interest payable	208,647	208,647	270,693	270,693

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

Available for sale securities – For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as level 2 within the valuation hierarchy. For those available for sale debt securities where market prices of similar securities are not available because of the lack of observable market data, they are valued on a quarterly basis by a third-party valuation specialist and, therefore, are classified as level 3 within the valuation hierarchy.

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

The estimated fair value of fee income on letters of credit at March 31, 2026 and June 30, 2025 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2026 and June 30, 2025.

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

The allowance for credit losses (“ACL”) at March 31, 2026 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses includes various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Changing these levels as of March 31, 2026, from those actually used on March 31, 2026 to the next highest or lowest level resulted in an increase in Marathon Bank’s allowance for credit losses of $148,000, or 8.7%.

As of March 31, 2026

Historical Actual	Hypothetical Change

Wisconsin Unemployment (3.0%-3.6%)	3.6%-5.6%
Wisconsin Annual Housing Price Index (4.7%-6.7%)	2.8%-4.7%
Wisconsin Annual Gross Domestic Product (4.0%-5.3%)	2.5%-4.0%

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

Comparison of Financial Condition at March 31, 2026 and June 30, 2025

Total Assets. Total assets increased $10.2 million, or 4.3%, to $249.0 million at March 31, 2026, from $238.8 million at June 30, 2025. The increase was primarily due to an increase in loans, net of $10.9 million, or 5.4% and an increase in interest earning deposits held in other financial institutions of $1.1 million or 454.8%. These increases were offset by decreases in debt securities available for sale and cash and cash equivalents of $1.2 million and $759,000, respectively. The remaining asset categories showed no significant changes when comparing March 31, 2026 with June 30, 2025.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $759,000, or 5.3%, to $13.6 million at March 31, 2026, from $14.4 million at June 30, 2025, primarily due to an increase in loans, net of $10.9 million, or 5.4% and a decrease in deposits of $1.1 million, or 0.6%. These changes were offset by new borrowings of $9.0 million, or 60.0%, and a decrease in debt securities available for sale of $1.2 million, or 23.2%.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $1.2 million, or 23.2%, to $4.0 million at March 31, 2026 due to $1.1 million of debt securities available for sale maturing or being called during the nine months ended March 31, 2026.

Loans. Gross loans increased $10.9 million, or 5.4%, to $213.5 million at March 31, 2026, from $202.6 million at June 30, 2025. The increase was primarily due to an increase in one-to-four-family residential loans of $8.1 million, or 14.4%, and an increase in multi-family real estate loans of $2.6 million, or 5.5%. The increase in multi-family real estate loans and one-to-four-family residential loans was due to a strategic decision to grow both of these portfolios. The remaining categories of loans showed no substantial changes.

The following table presents the commercial real estate portfolio by industry sector at March 31, 2026 and June 30, 2025.

	Loans by Industry Sector		Loans by Industry Sector
	At March 31,	Percentage of	At June 30,	Percentage of
	2026	Total	2025	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$1,412%	1.53	$1,212%	1.32
Warehouse	1,565	1.69	990	1.08
Retail	1,116	1.21	1,576	1.72
Accommodation and food service	1,520	1.64	145	0.16
Mixed use	1,818	1.96	1,881	2.05
Other real estate	596	0.64	286	0.31
Total owner occupied real estate	8,027	8.67	6,090	6.63

Non-owner occupied real estate:
Office	6,618	7.15	6,934	7.55
Warehouse	583	0.63	1,539	1.68
Industrial	23,917	25.83	25,022	27.24
Retail	42,126	45.50	41,201	44.85
Accommodation and food service	7,548	8.15	7,657	8.33
Mixed use	1,591	1.72	1,612	1.75
Land	1,653	1.79	1,725	1.88
Other real estate	516	0.56	87	0.09
Total non-owner occupied real estate	84,552	91.33	85,777	93.37

Total commercial real estate loans	$92,579%	100.00	$91,867%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $996,000 when comparing March 31, 2026 with June 30, 2025.

Deposits. Total deposits decreased by $1.0 million, or 0.6%, to $174.2 million at March 31, 2026, from $175.2 million at June 30, 2025 primarily due to a decrease in demand, NOW and money market deposits of $1.0 million, or 1.5%, and a decrease in certificates of deposit balances of $639,000, or 1.0%. These decreases were offset by an increase in savings deposits of $576,000, or 1.5%. These changes were attributable to the normal movement of deposits between accounts by the Bank’s customers.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased by $9.0 million to $24.0 million at March 31, 2026 due to two new borrowings during the nine months ended March 31, 2026.

Stockholders’ Equity. Total stockholders’ equity increased by $1.8 million to $47.5 million when comparing March 31, 2026 with June 30, 2025 primarily due to net income of $1.4 million.

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

	For the Three Months Ended March 31,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$210,811	$2,802	5.50%	$182,225	$2,139	4.85%
Debt securities	4,492	32	2.92%	5,941	39	2.69%
Cash and cash equivalents	12,136	108	3.66%	12,363	131	4.37%
Other	1,427	27	7.90%	1,329	25	7.85%
Total interest-earning assets	228,866	2,969	5.37%	201,858	2,334	4.77%
Noninterest-earning assets	18,824			19,524
Total assets	$247,690			$221,382
Interest-bearing liabilities:
Demand, NOW and money market deposits	$50,443	194	1.57%	$50,358	196	1.59%
Savings deposits	38,060	14	0.15%	38,043	14	0.15%
Certificates of deposit	65,018	497	3.14%	67,437	549	3.35%
Total interest-bearing deposits	153,521	705	1.88%	155,838	759	1.99%
FHLB advances and other borrowings	22,602	207	3.77%	11,905	112	3.87%
Total interest-bearing liabilities	176,123	912	2.12%	167,743	871	2.13%
Non-interest bearing demand deposits	28,832			21,416
Other non-interest bearing liabilities	3,265			2,311
Total liabilities	208,220			191,470
Total stockholders' equity	39,470			29,912
Total liabilities and stockholders' equity	$247,690			$221,382
Net interest income		$2,057			$1,463
Net interest rate spread (2)			3.25%			2.64%
Net interest-earning assets (3)	$52,743			$34,115
Net interest margin (4)			3.61%			2.97%
Average interest-earning assets to interest-bearing liabilities	129.95%			120.34%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended March 31,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$206,629	$8,180	5.31%	$179,196	$6,253	4.68%
Debt securities	4,925	120	3.26%	6,643	131	2.64%
Cash and cash equivalents	13,625	414	4.07%	12,657	452	4.79%
Other	1,362	81	8.00%	1,329	77	7.79%
Total interest-earning assets	226,541	8,795	5.20%	199,825	6,913	4.64%
Noninterest-earning assets	18,813			19,479
Total assets	$245,354			$219,304
Interest-bearing liabilities:
Demand, NOW and money market deposits	$52,975	643	1.62%	$46,539	537	1.54%
Savings deposits	38,568	42	0.14%	38,363	41	0.14%
Certificates of deposit	65,559	1,554	3.17%	68,105	1,716	3.37%
Total interest-bearing deposits	157,102	2,239	1.90%	153,007	2,294	2.00%
FHLB advances and other borrowings	17,563	488	3.72%	11,183	330	3.95%
Total interest-bearing liabilities	174,665	2,727	2.08%	164,190	2,624	2.13%
Non-interest-bearing demand deposits	29,202			23,243
Other non-interest-bearing liabilities	2,823			2,179
Total liabilities	206,690			189,612
Total stockholders' equity	38,664			29,692
Total liabilities and stockholders' equity	$245,354			$219,304
Net interest income		$6,068			$4,289
Net interest rate spread (2)			3.12%			2.51%
Net interest-earning assets (3)	$51,876			$35,635
Net interest margin (4)			3.58%			2.87%
Average interest-earning assets to interest-bearing liabilities	129.70%			121.70%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$346	$317	$663	$641	$1,286	$1,927
Debt securities	(10)	3	(7)	(23)	12	(11)
Cash and cash equivalents	(2)	(21)	(23)	23	(61)	(38)
Other	2	—	2	1	3	4
Total interest-earning assets	336	299	635	642	1,240	1,882
Interest-bearing liabilities:
Demand, NOW and money market deposits	—	(2)	(2)	50	56	106
Savings deposits	—	—	—	—	1	1
Certificates of deposit	(20)	(32)	(52)	(43)	(119)	(162)
Total interest-bearing deposits	(20)	(34)	(54)	7	(62)	(55)
FHLB advances and other borrowings	104	(9)	95	126	32	158
Total interest-bearing liabilities	84	(43)	41	133	(30)	103
Change in net interest income	$252	$342	$594	$509	$1,270	$1,779

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income was $488,000 for the three months ended March 31, 2026, an increase of $339,000, or 228.7%, from net income of $148,000 for the three months ended March 31, 2025. The increase in net income was primarily attributable to an increase in net interest income of $594,000 and an increase in non-interest income of $39,000. This increase was offset by an increase in non-interest expenses of $171,000 and an increase in the provision for income taxes of $76,000. The provision for (recovery of) credit losses also increased from a recovery of credit losses for the three months ended March 31, 2025 of $41,833 to a provision for credit losses of $5,000 for the three months ended March 31, 2026.

Interest Income. Interest income increased by $635,000, or 27.2%, to $3.0 million for the three months ended March 31, 2026 as compared to $2.3 million for the three months ended March 31, 2025 primarily due to an increase in loan interest income of $663,000.

Loan interest income increased by $663,000, or 31.0%, to $2.8 million for the three months ended March 31, 2026 as compared to $2.1 million for the three months ended March 31, 2025, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 65 basis points from 4.85% for the three months ended March 31, 2025 to 5.50% for the three months ended March 31, 2026. The average balance of the loan portfolio increased by $28.6 million, or 15.7%, to $210.8 million for the three months ended March 31, 2026 from $182.2 million for the three months ended March 31, 2025. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth (multi-family real estate loans and one-to-four-family residential loans).

Debt securities interest income decreased by $8,000, or 19.2%, to $32,000 for the three months ended March 31, 2026 from $40,000 for the three months ended March 31, 2025 due to a decrease in the average balance of debt securities of $1.4 million, which was offset by an increase in the average yield on the debt securities portfolio of 33 basis points to 2.92% for the three months ended March 31, 2026 from 2.69% for the three months ended March 31, 2025. The decrease in the average balance of debt securities continues to be related to securities calls and paydowns. The increase in the average yield on the debt securities portfolio was primarily due to the change in the mix of the securities portfolio as a result of securities calls and paydowns.

Interest Expense. Interest expense increased $41,000, or 4.7%, to $912,000 for the three months ended March 31, 2026 from $871,000 for the three months ended March 31, 2025, due to an increase of $95,000 in interest paid on FHLB borrowings which was offset by a decrease of $55,000 in interest paid on deposits.

Interest expense on deposits decreased by $55,000, or 7.2%, to $705,000 for the three months ended March 31, 2026 from $760,000 for the three months ended March 31, 2025 due to a decrease in the average rate paid on deposits and a slight decrease in the average balance of deposits. The average rate paid on deposits decreased by 11 basis points to 1.88% for the three months ended March 31, 2026 from 1.99% for the three months ended March 31, 2025 due to declining interest rates and a shift in customer funds from fixed-rate certificates of deposit into more liquid deposit products with variable rates. The decrease in the average balance of deposits was not significant.

Interest paid on FHLB borrowings increased $95,000, from $112,000 for the three months ended March 31, 2025 to $207,000 for the three months ended March 31, 2026. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $10.7 million to $22.6 million for the three months ended March 31, 2026 from $11.9 million for the three months ended March 31, 2025. The average rate paid on borrowings decreased from 3.87% for the three months ended March 31, 2025 to 3.77% for the three months ended March 31, 2026 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $594,000, or 40.6%, to $2.1 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. Net interest rate spread increased by 61 basis points to 3.25% for the three months ended March 31, 2026 from 2.64% for the three months ended March 31, 2025, reflecting a 60 basis points increase in the average yield on interest-earning assets and a one basis point decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.61% for the three months ended March 31, 2026 from 2.97% for the three months ended March 31, 2025. The increase in the average yield on interest earning assets for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 71 basis points due to a drop in the federal funds rate) associated with an increase in the percentage of commercial and multi-family real estate loans comprising the total loan portfolio which generally carry higher interest rates than the other categories of loans. Also, the Company has been retaining higher rate mortgages in its one-to-four-family residential loan portfolio. Net interest-earning assets increased by $18.6 million, or 54.6%, to $52.7 million for the three months ended March 31, 2026 from $34.1 million for the three months ended March 31, 2025.

Provision for (Recovery of) Credit Losses. We charge (credit) provisions for (recovery of) credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current and future economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for (recovery of) credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for credit losses of $5,000 for the three months ended March 31, 2026 compared to a recovery of credit losses of $42,000 for the three months ended March 31,

2025. The increase in provision when comparing the two periods was primarily related to an increase in the loan portfolio for the three months ended March 31, 2026.

The allowance for credit losses was $1.7 million, or 0.80%, of loans outstanding at March 31, 2026 and $1.6 million, or 0.85%, of loans outstanding at March 31, 2025.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2026. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$24	$25	$(1)	(4.0)%
Mortgage banking	68	59	9	15.3%
Increase in cash surrender value of BOLI	71	68	3	4.4%
Other	83	55	28	50.9%
Total non-interest income	$246	$207	$39	18.8%

Non-interest income increased by $39,000 to $246,000 for the three months ended March 31, 2026 from $207,000 for the three months ended March 31, 2025. Other income increased by $28,000 as a result of the Company leasing the top floor of its Brookfield branch to new tenants and an insurance reimbursement on the Company’s foreclosed assets.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$951	$796	$155	19.5%
Occupancy and equipment	233	233	—	—%
Data processing and office	88	117	(29)	(24.8)%
Professional fees	176	178	(2)	(1.1)%
Marketing expenses	14	9	5	55.6%
Foreclosed assets, net	15	13	2	15.4%
Other	212	171	41	24.0%
Total non-interest expenses	$1,689	$1,517	$172	11.3%

Non-interest expenses were $1.7 million for the three months ended March 31, 2026 and $1.5 million for the three months ended March 31, 2025. The increase was primarily related to an increase in salaries and employee benefits and other non-interest expenses which was offset by a decrease in data processing and office expenses. The salaries and employee benefits increase was associated with increased compensation expense related to the expansion of the Company’s ESOP and the hiring of additional personnel. The increase in other non-interest expenses was due to the payment of the annual NASDAQ listing fee. The decrease in data processing and office expenses was related to a new contract with the Company’s core software provider which started in September 2025. This new contract is expected to save the Company approximately $185,000 annually.

Provision for Income Taxes. Income tax expense was $121,000 for the three months ended March 31, 2026, an increase of $76,000, as compared to income tax expense of $45,000 for the three months ended March 31, 2025. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes for the three months ended March 31, 2026.

Comparison of Operating Results for the Nine Months Ended March 31, 2026 and 2025

General. Net income was $1.4 million for the nine months ended March 31, 2026, an increase of $1.1 million, or 282.9%, from net income of $374,000 for the nine months ended March 31, 2025. The increase in net income was primarily attributable to an increase in net interest income of $1.8 million and an increase in non-interest income of $45,000. These increases were offset by a decrease in the recovery of credit losses of $187,000, from a recovery of credit losses of $189,000 for the nine months ended March 31, 2025 to a recovery of credit losses of $2,000 for the nine months ended March 31, 2026, and an increase in non-interest expenses of $354,000. The provision for income taxes also increased by $224,000.

Interest Income. Interest income increased by $1.9 million, or 27.2%, to $8.8 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 primarily due to an increase in loan interest income.

Loan interest income increased by $1.9 million, or 30.8%, to $8.2 million for the nine months ended March 31, 2026, as compared to $6.3 million for the nine months ended March 31, 2025, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 63 basis points from 4.68% for the nine months ended March 31, 2025 to 5.31% for the nine months ended March 31, 2026. The average balance of the loan portfolio increased by $27.4 million, or 15.3%, to $206.6 million for the nine months ended March 31, 2026 from $179.2 million for the nine months ended March 31, 2025. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth (multi-family real estate loans and one-to-four-family residential loans).

Debt securities interest income decreased by $11,000, or 8.2%, to $120,000 for the nine months ended March 31, 2026 from $131,000 for the nine months ended March 31, 2025 due to a decrease of $1.7 million in the average balance of debt securities to $4.9 million for the nine months ended March 31, 2026 from $6.6 million for the nine months ended March 31, 2025. This decrease was offset by an increase in the average yield on the debt securities portfolio of 62 basis points to 3.26% for the nine months ended March 31, 2026 as compared to 2.64% for the nine months ended March 31, 2025. The average balance of debt securities continued to decrease as a result of securities calls and paydowns. The increase in the average yield on the debt securities portfolio was due to a $1.0 million floating rate corporate bond that was called in October 2025 that had a coupon rate of 10.17% for the last three months prior to being called. It was purchased in May 2021.

Interest Expense. Interest expense increased $103,000, or 3.9%, to $2.7 million for the nine months ended March 31, 2026 from $2.6 million for the nine months ended March 31, 2025, due to an increase in interest paid on FHLB borrowings. Interest expense on deposits decreased slightly when comparing the nine months ended March 31, 2026 to the nine months ended March 31, 2025.

The decrease in interest expense on deposits was due to a decrease in the average rate paid on deposits offset by an increase in the average balance of deposits. The average rate paid on deposits decreased by ten basis points to 1.90% for the nine months ended March 31, 2026 from 2.0% for the nine months ended March 31, 2025 due to declining interest rates and a shift in customer funds from fixed-rate certificates of deposit into more liquid deposit products with variable rates. The increase in the average balance of deposits was the result of the initiation of new loan relationships which increased the average balances of demand, NOW, money market and savings deposit accounts while the decrease in the average balance of certificates of deposit accounts was related to runoff due to rate competition by our competitors.

Interest paid on FHLB borrowings increased $158,000, from $330,000 for the nine months ended March 31, 2025 to $488,000 for the nine months ended March 31, 2026. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $6.4 million to $17.6 million for the nine months ended March 31, 2026 from $11.1 million for the nine months ended March 31, 2025. The average rate paid on borrowings decreased from 3.95% for the nine months ended March 31, 2025 to 3.72% for the nine months ended March 31, 2026 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $1.8 million, or 41.5%, to $6.1 million for the nine months ended March 31, 2026 from $4.3 million for the nine months ended March 31, 2025. Net interest rate spread increased by 61 basis points to 3.12% for the nine months ended March 31, 2026 from 2.51% for the nine months ended March 31, 2025, reflecting a 56 basis points increase in the average yield on interest-earning assets and a five basis points decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.58% for the nine months ended March 31, 2026 from 2.87% for the nine months ended March 31, 2025. The increase in the average yield on interest earning assets for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 72 basis points due to a drop in the federal funds rate) was associated with an increase in the percentage of commercial and multi-family real estate loans comprising the total loan portfolio which generally carry higher interest rates than the other categories of loans. Also, the Company has been retaining higher rate mortgages in its one-to-four-family residential loan portfolio. Net interest-earning assets increased by $16.2 million, or 45.6%, to $51.9 million for the nine months ended March 31, 2026 from $35.6 million for the nine months ended March 31, 2025.

Provision for (Recovery of) Credit Losses. We charge (credit) provisions for (recovery of) credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current and future economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for (recovery of) credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a recovery of credit losses of $2,000 for the nine months ended March 31, 2026 compared to a recovery of credit losses of $189,000 for the nine months ended March 31, 2025. The decrease in recovery when comparing the two periods was primarily related to an increase in the loan portfolio for the nine months ended March 31, 2026. The recovery continues to be related to the projected future economic conditions in our market area stabilizing over the next two years, an increase in prepayments in both consumer and commercial loans, which was impactful to the weighted average life of the loan portfolio and the continuous recoveries of two legacy charge-offs.

The allowance for credit losses was $1.7 million, or 0.80%, of loans outstanding at March 31, 2026 and $1.6 million, or 0.85%, of loans outstanding at March 31, 2025.

To the best of our knowledge, we have recorded our best estimate of expected credit losses in the loan portfolio and for unfunded commitments at March 31, 2026. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material changes to our estimate. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$92	$85	$7	8.24%
Mortgage banking	215	224	(9)	(4.0)%
Increase in cash surrender value of BOLI	212	202	10	5.0%
Other	106	69	37	53.62%
Total non-interest income	$625	$580	$45	7.76%

Non-interest income increased by $45,000 to $625,000 for the nine months ended March 31, 2026 from $580,000 for the nine months ended March 31, 2025. Other income increased by $37,000 as a result of the Company leasing the top floor of its Brookfield branch to new tenants and an insurance reimbursement on the Company’s foreclosed assets.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended
	March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,753	$2,466	$287	11.6%
Occupancy and equipment	659	684	(25)	(3.7)%
Data processing and office	215	332	(117)	(35.2)%
Professional fees	626	520	106	20.4%
Marketing expenses	57	38	19	50.0%
Foreclosed assets, net	44	36	8	(37.8)%
Other	596	520	76	14.6%
Total non-interest expenses	$4,950	$4,596	$354	7.7%

Non-interest expenses were $5.0 million for the nine months ended March 31, 2026 compared to $4.6 million for the nine months ended March 31, 2025. The increase was primarily related to an increase in salaries and employee benefits, professional fees and other non-interest expenses which was offset by a decrease in data processing and office expenses. The salaries and employee benefits increase was associated with increased compensation expense related to expansion of the Company’s ESOP and the hiring of additional personnel. The increase in professional fees was related to timing of various legal expenses while the increase in other non-interest expenses was due to the payment of the annual NASDAQ listing fee. The decrease in data processing and office expenses was related to a new contract with the Company’s core software provider which started in September 2025. This new contract is expected to save the Company approximately $185,000 annually.

Provision for Income Taxes. Income tax expense was $311,000 for the nine months ended March 31, 2026, an increase of $224,000, as compared to income tax expense of $87,000 for the nine months ended March 31, 2025. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes during the nine months ended March 31, 2026. The effective tax rate for the nine months ended March 31, 2026 and 2025 was 17.8% and 18.9%, respectively.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At March 31, 2026			At June 30, 2025
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

(In thousands)
Real estate loans:
One- to- four-family residential	$37	$—	$—	$190	$253	$—	$—	$67
Multifamily	—	—	—	—	—	—	—	—
Commercial	133	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$170	$—	$—	$190	$253	$—	$—	$67

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At March 31,	At June 30,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$190	$67
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	190	67
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	996	996
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	996	996
Total non-performing assets	$1,186	$1,063
Total non-performing loans to total loans	0.09%	0.03%
Total non-performing loans to total assets	0.08%	0.03%
Total non-performing assets to total assets	0.48%	0.45%

Non-performing assets include other real estate owned of $996,000 at March 31, 2026 and June 30, 2025. During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million. Non-performing loans at March 31, 2026 consisted of two one-to four-family residential loans that were fully secured compared to one one-to four-family residential loan that was fully secured at June 30, 2025.

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

Set forth below is a schedule of classified loans as of March 31, 2026 and June 30, 2025.

	March 31,	June 30,
	2026	2025

(In thousands)
Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Assets	$—	$—
Special Mention/Watch	$650	$1,151

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

The allowance for credit losses (“ACL”) at March 31, 2026 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,703	$1,651	$1,708	$1,797
Provision for (recovery of) credit losses	5	(42)	(2)	(189)
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial loans and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	3	—	3
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	1	—	3	1
Total recoveries	1	3	3	4
Net (charge-offs) recoveries	1	3	3	4
Allowance at end of period	$1,709	$1,612	$1,709	$1,612
Allowance to non-performing loans	899.47%	—%	899.47%	—%
Allowance to total loans outstanding at the end of the period	0.80%	0.85%	0.80%	0.85%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%	—%	—%
Multifamily	—%	—%	—%	—%
Commercial	—%	—%	—%	—%
Construction	—%	—%	—%	—%
Commercial and industrial	—%	—%	—%	—%
Consumer	—%	—%	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

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

	At March 31, 2026			At June 30, 2025

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$339	19.8%	42.5%	$390	22.8%	45.4%
Commercial and industrial	10	0.6%	1.7%	11	0.6%	1.9%
Construction	—	—%	0.4%	4	0.3%	0.4%
One-to-four-family residential	1,124	65.8%	29.9%	1,123	65.7%	27.8%
Multi-family real estate	214	12.5%	24.2%	171	10.0%	23.6%
Consumer	22	1.3%	1.3%	9	0.6%	0.9%
Total	$1,709	100%	100%	$1,708	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2026, we had a $86.7 million line of credit with the Federal Home Loan Bank of Chicago, which had $24.0 million in borrowings outstanding as of that date. The Bank also has $19.8 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at March 31, 2026.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.0 million and $1.9 million of cash provided by operating activities for the nine months ended March 31, 2026 and 2025, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $10.8 million used in investing activities compared to $3.7 million used in investing activities for the nine months ended March 31, 2026 and 2025, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $8.0 million provided by financing activities compared to $15.0 million being provided by financing activities for the nine months ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 10-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2026, we had outstanding commitments to originate loans of $7.4 million, and $672,700 outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from March 31, 2026 totaled $52.3 million, which include $10.8 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of March 31, 2026.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of March 31, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the third fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2026 and 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: May 13, 2026	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)