Form 10-K
period 2026-06-30
Marathon Bancorp, Inc. /MD/
filed 2026-09-16
CIK 1835385

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2025 was $6,931,650.

As of September 15, 2026, there were 3,009,903 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2026 Annual Meeting of Stockholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

June 30, 2026

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

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock, which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”), at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

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

From our founding until 2014, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In February 2014, we hired our current president and chief executive officer, Nicholas W. Zillges, and since that time we have strengthened and modernized our operations through upgrades to our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Zillges, we have developed a commercial real estate lending infrastructure, with a particular focus on expanding into the Southeastern Wisconsin market, including the Milwaukee metropolitan area, to grow our commercial real estate and multifamily loan portfolios. As part of our effort to expand into Southeastern Wisconsin, in 2024, we opened a new branch in Brookfield, Wisconsin and in 2018, we opened a branch in Mequon, Wisconsin. We anticipate opening a new branch in New Holstein, Wisconsin in the fourth quarter of 2026. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits. While we have developed our commercial real estate platform in recent years, we also remain committed to our local community and intend to continue to be a significant one- to four-family residential mortgage lender in our market areas subject to market conditions and the interest rate environment.

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

At June 30, 2026, we had total consolidated assets of $261.0 million, total deposits of $189.8 million and total stockholders’ equity of $48.0 million. Our executive office is located at 500 Scott Street, Wausau, Wisconsin 53226, and our telephone number at this address is (715) 845-7331. Our website address is www.marathonbank.com. Information on our website is not and should not be considered a part of this Form 10-K.

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

Marathon County’s total population for 2026 is estimated at 139,770, approximately 4.26% growth since 2010. A relatively high percentage of Marathon County’s non-farm, non-government workforce is in the retail trade, education, healthcare and manufacturing sectors, estimated at 70-80% of the labor force. Other significant employer industries in the county include transportation and utilities, finance/insurance and leisure and hospitality. Median household income for 2026 in Marathon County is estimated to be $77,884.

Ozaukee County’s total population for 2026 is estimated at 95,027, approximately 9.20% growth since 2010. Manufacturing, education and healthcare represent over 45.5% of the labor force. Other significant employer industries in Ozaukee County include transportation and utilities, professional and business services, leisure and hospitality and senior living health related services. Median household income for 2026 in Ozaukee County is estimated to be $96,996.

Milwaukee County’s total population for 2026 is estimated at 924,109, an approximately 2.58% decrease since 2010. Milwaukee County’s most significant employers are in the industrial manufacturing, education, healthcare, trade, transportation and utilities industries. Median household income for 2026 in Milwaukee County is estimated to be $64,435.

Waukesha County’s total population for 2026 is estimated at 418,654, approximately 7.30% growth since 2010. The most significant employers in Waukesha County are in the manufacturing, education, health care, transportation and utilities, professional and business services, leisure and hospitality and industrial technology industries. Waukesha County has the highest median household income of any of Marathon Bank’s market area counties, estimated to be $106,076 for 2026.

Unemployment rates as of June 30, 2026 and June 30, 2025 are set forth in the following table.

Region	June 2026	June 2025
United States	4.2%	4.1%
Wisconsin	3.3%	3.2%
Marathon County	3.1%	2.8%
Ozaukee County	3.1%	2.9%
Milwaukee County	3.2%	4.1%
Waukesha County	2.7%	3.0%

Major employers in Marathon Bank’s market area are United Medical Resources, Stryker, Aspirus, Advocate Aurora Health, Ascension-Wisconsin, ABB Campus, Linetec, Froedtert ThedaCare, Quad/Graphics, Inc., Kohl’s, Northwestern Mutual and Rockwell Automation.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2025 (the most recent date for which data is available), our market share of deposits represented 2.99% of FDIC-insured deposits in Marathon County, ranking us ninth in market share of deposits out of 17 institutions operating in the county. In addition, as of that date, our market share of deposits represented 0.53% of FDIC-insured deposits in Ozaukee County, ranking us 13th in market share of deposits out of 15 institutions operating in the county. Finally, as of that date, our market share of deposits represented 0.06% of FDIC-insured deposits in Waukesha County, ranking us 34th in market share of deposits out of 34 institutions operating in the county. The June 30, 2026 market share of deposits data is not available yet.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate
One- to four-family residential real estate	$63,540	29.0%	$56,330	27.8%
Multi-family	53,939	24.6%	47,808	23.6%
Commercial	95,912	43.7%	91,867	45.4%
Construction	137	0.1%	733	0.4%
Commercial and industrial	2,749	1.3%	3,876	1.8%
Consumer	2,979	1.3%	1,957	1.0%
Total loans	219,256	100.0%	202,571	100.0%
Less:
Deferred loan fees	121		67
Allowance for losses	1,746		1,708
Total loans, net	$217,389		$200,796

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ. These tables exclude loans held for sale.

				One- to Four-
	Commercial	Commercial		Family
	Real Estate	and Industrial	Construction	Residential

	(In thousands)
Amounts due in:
One year or less	$28,270	$212	$137	$3,433
More than one to five years	64,372	2,438	—	12,659
More than five to 15 years	3,270	99	—	4,388
More than 15 years	—	—	—	43,060
Total	$95,912	$2,749	$137	$63,540

	Multifamily
	Real Estate	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$17,067	$1,002	$50,121
More than one to five years	30,426	1,976	111,871
More than five to 15 years	6,446	—	14,203
More than 15 years	—	1	43,061
Total	$53,939	$2,979	$219,256

The following table sets forth our fixed and adjustable-rate loans at June 30, 2026 that are contractually due after June 30, 2027. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2027
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$14,296	$45,811	$60,107
Multifamily	36,872	1,366	38,238
Commercial	66,276	—	66,276
Construction	—	8	8
Commercial and industrial loans	2,529	1,726	4,255
Consumer	251	—	251
Total loans	$120,224	$48,911	$169,135

Commercial Real Estate Lending. Consistent with our strategy to grow our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At June 30, 2026, we had $95.9 million in commercial real estate loans, representing 43.7% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and other special purpose commercial properties, primarily in Southeastern Wisconsin. At June 30, 2026, $85.2 million of our commercial real estate portfolio was secured by non-owner-occupied commercial real estate.

Our commercial real estate loans generally are fixed rate, have initial terms of five years and amortization periods of up to 30 years, with a balloon payment due at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of cost or appraised value of the property securing the loan.

At June 30, 2026, the average loan size of our commercial real estate loans was $999,000, and the largest of such loans was a $4.9 million loan secured by a restaurant. This loan was performing in accordance with its repayment terms at June 30, 2026.

The following table presents the commercial real estate portfolio by industry sector at June 30, 2026 and 2025.

	Loans by Industry Sector		Loans by Industry Sector
	At June 30,	Percentage of	At June 30,	Percentage of
	2026	Total	2025	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$2,694%	2.81	$1,212%	1.32
Warehouse	1,279	1.33	990	1.08
Retail	1,104	1.15	1,576	1.72
Accommodation and food service	1,807	1.88	145	0.16
Mixed use	1,797	1.87	1,881	2.05
Other real estate	441	0.46	286	0.31
Total owner-occupied real estate	9,122	9.50	6,090	6.64

Non-owner-occupied real estate:
Office	5,560	5.80	6,934	7.55
Warehouse	2,585	2.70	1,539	1.68
Industrial	23,749	24.76	25,022	27.24
Retail	41,791	43.57	41,201	44.85
Accommodation and food service	9,380	9.78	7,657	8.33
Mixed use	1,584	1.65	1,612	1.75
Land	1,630	1.70	1,725	1.88
Other real estate	511	0.54	87	0.08
Total non-owner-occupied real estate	86,790	90.50	85,777	93.36

Total commercial real estate loans	$95,912%	100.00	$91,867%	100.00

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

Multifamily Real Estate Loans. At June 30, 2026, multifamily real estate loans were $53.9 million, or 24.6%, of our total loan portfolio which was partly due to our purchases of participation interests in multifamily real estate loans totaling $6.0 million. Our multifamily real estate loans are generally secured by properties consisting of five or more rental units in our market area. Our multifamily real estate loans generally have fixed rates, initial terms of five years and amortization periods of up to 30 years, with a balloon payment due at the end of the initial term. Virtually all of our multifamily real estate loans are secured by properties located within our primary lending markets in Wisconsin.

At June 30, 2026, the average loan size of our multifamily real estate loans was $1.1 million and the largest of such loans was an approximately $4.5 million loan secured by multiple non-owner-occupied rental properties. This loan was performing in accordance with its repayment terms at June 30, 2026.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2026, we had $63.5 million of loans secured by one- to four-family residential real estate, representing 29.0% of our total loan portfolio, which included no residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At June 30, 2026, 27.9% of our one- to four-family residential real estate loans were fixed-rate loans, and 72.1% of such loans were adjustable-rate loans. At June 30, 2026, $3.1 million of our loans secured by one- to four-family residential real estate were in a junior lien position.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2026 was $832,750 for single-family homes in our market area. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to government-sponsored enterprises such as Freddie Mac and Fannie Mae and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We retain a majority of our jumbo loans in our loan portfolio. Jumbo loans that we originate may be fixed- or adjustable-rate loans and typically have 10 to 30 year terms with maximum loan-to-value ratios of 80%. At June 30, 2026, we had $25.2 million in jumbo loans, which represented 39.6% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was $1.7 million at June 30, 2026. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Marathon County, Wisconsin.

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

Commercial and Industrial Loans. At June 30, 2026, we had $2.7 million of commercial and industrial loans, representing 1.3% of our total portfolio. These loans are generally originated to small businesses and medical providers in our primary market areas. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment or inventory. To the extent these loans are secured, they are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally lines of credit with terms of one to two years. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to The Wall Street Journal Prime Rate. We generally obtain personal guarantees with commercial and industrial loans.

At June 30, 2026, the average loan size of our commercial and industrial loans was $60,000, and our largest outstanding commercial and industrial loan balance was a $378,000 loan to a trucking company. This loan was performing in accordance with its repayment terms at June 30, 2026.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. At June 30, 2026, $1.4 million of commercial and industrial loans were unsecured.

Construction Loans. At June 30, 2026, construction loans totaled $137,000, or 0.1% of our total loan portfolio. We have $13,000 in undrawn amounts on construction loans at June 30, 2026. These loans are with local developers for the construction of one-to four-family residential real estate developments and are secured by properties located in our primary market areas. Because our construction loan originations are with select customers, the terms of our construction loan originations are not based on standardized terms and instead are individually negotiated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, and loans secured by certificates of deposit. At June 30, 2026, our consumer loan portfolio totaled $3.0 million, or 1.4% of our total loan portfolio. At June 30, 2026, we had $10,700 in unsecured consumer loans.

At June 30, 2026, home equity lines of credit (which we categorize as consumer loans) totaled $2.7 million in outstanding balances. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with an aggregate loan-to-value ratio up to 80%. Our home equity lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the Prime Rate, as reported in The Wall Street Journal.

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

Balloon Loans. Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they may re-price at the end of the term, subject to renegotiation of rate and terms at maturity, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline prior to the expiration of the term of the loan or in a rising interest rate environment.

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

We currently sell a significant majority of the conforming fixed-rate one- to four-family residential real estate loans we originate on the secondary market. We typically sell our conforming fixed-rate one- to four-family residential real estate loans to Fannie Mae, Freddie Mac and through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. We service all the loans that we sell. During the year ended June 30, 2026, we originated $5.0 million of one- to four-family residential real estate loans and sold $5.1 million, and during the year ended June 30, 2025, we originated $5.9 million of one- to four-family residential real estate loans and sold $6.1 million. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We purchase loan participations secured by properties primarily in the state of Wisconsin in loans in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2026, the outstanding balances of our loan participations where we are not the lead lender totaled $7.7 million, or 3.5% of our loan portfolio, of which $1.7 million were commercial real estate loans and $6.0 million were multifamily real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2026, we had participated out portions of three loans with an aggregate amount of $7.5 million. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital, subject to certain exceptions. At June 30, 2026, based on the 20% limitation, our loans-to-one-borrower limit was approximately $7.8 million. At June 30, 2026, our largest loan relationship with one borrower was for $6.4 million, which was secured by commercial real estate properties, with the underlying loans performing in accordance with their original terms on that date.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

At June 30,
	2026				2025
	30-59	60-89	90 Days	Non-	30-59	60-89	90 Days	Non-
	Days	Days	or More	Accrual	Days	Days	or More	Accrual
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
One- to four-family residential	$270	$—	$—	$66	$253	$—	$—	$67
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—		—			—
Total	$270	$—	$—	$66	$253	$—	$—	$67

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include other real estate owned of $996,000 related to the foreclosure of collateral supporting a construction loan which was valued at $996,000 based on an offer to sell the property accepted by the Company in August 2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million. Non-performing loans at June 30, 2026 and 2025 consisted of one one-to four-family residential loan that was fully secured.

During the fiscal year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million. The recorded investment in one-to-four-family owner occupied properties that were in the process of foreclosure was approximately $66,000 and $67,000 at June 30, 2026 and 2025, respectively.

	At June 30,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$66	$67
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	66	67

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	996	996
Commercial and industrial	—	—
Consumer loans	—	—
Total real estate owned	996	996

Total non-performing assets	$1,062	$1,063

Total non-performing loans to total loans	0.03%	0.03%
Total non-performing loans to total assets	0.03%	0.03%
Total non-performing assets to total assets	0.41%	0.45%

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

On the basis of our review of our loans, our classified and special mention or watch loans at the dates indicated were as follows. At June 30, 2026, one commercial real estate loan totaling $648,000 was rated special mention/watch. At June 30, 2025, special mention/watch rated loans consisted of one commercial real estate loan of $657,000 and one multifamily real estate loan of $494,000 from one customer relationship.

	At June 30,
	2026	2025

	(In thousands)

Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Loans	$—	$—
Special Mention/Watch	$648	$1,151

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

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	Changes in the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.

5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Experience, ability, and depth of lending management and other relevant staff.
7.	Quality of loan review and Board of Directors oversight.
8.	The effect of other external factors such as competition, legal and regulatory requirements.
9.	Changes in national and local economic conditions related to unemployment, house price index, and gross domestic product.

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

Allowance for Credit Losses on Available for Sale (“AFS”) Securities. The ASC 326 standard requires credit losses to be presented as an allowance for credit losses (“ACL”). The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the Current and Expected Credit Loss (“CECL”) standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.

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

The following table sets forth activity in our allowance for credit losses for the years indicated.

For the Years Ended
June 30,
	2026	2025

(Dollars in thousands)
Allowance at beginning of year	$1,708	$1,797
Provision for (recovery of ) credit losses	34	(94)

Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	4	5
Total recoveries	4	5

Net (charge-offs) recoveries	4	5

Allowance at end of year	$1,746	$1,708

Allowance to non-performing loans	2,645.45%	2,549.25%
Allowance to total loans outstanding at the end of the year	0.80%	0.84%
Net (charge-offs) recoveries to average loans outstanding during the year	—	—

Net (charge-offs) recoveries to average loans outstanding during the year:

Real estate loans:
One- to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total net (charge-offs) recoveries to average loans outstanding during the year	—	—

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

	At June 30,
	2026			2025
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
		to Total	Each		to Total	Each
		Allocated	Category to		Allocated	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,172	67.1%	29.0%	$1,123	65.8%	27.8%
Multifamily	222	12.7%	24.6%	171	10.0%	23.6%
Commercial	298	17.1%	43.7%	390	22.9%	45.4%
Construction	—	0.0%	0.1%	4	0.2%	0.4%
Commercial and industrial loans	44	2.5%	1.3%	11	0.6%	1.8%
Consumer	10	0.6%	1.3%	9	0.5%	1.0%
Total allowance for loan losses	$1,746	100.0%	100.0%	$1,708	100.0%	100.0%

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

Corporate Debt Securities. At June 30, 2026, we had corporate debt securities totaling $3.0 million, which constituted 68.0% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At June 30, 2026, we had municipal securities totaling $380,000, which constituted 8.7% of our securities portfolio. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At June 30, 2026, we had mortgage-backed securities totaling $1.0 million, which constituted 23.3% of our securities portfolio, including $677,000 of agency collateralized mortgage obligations (CMOs). Of the $342,000 of non-CMO mortgage-backed securities, $17,000 were commercial-backed and $325,000 were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Marathon Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $1.5 million and $1.3 million, respectively, at June 30, 2026 and 2025. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The composition and maturities of the debt securities held to maturity portfolio at June 30, 2026, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our debt securities in this table at June 30, 2026, were taxable securities. Please refer to Note 3 of the notes to the audited consolidated financial statements for the composition and maturities of the debt securities available for sale portfolio at June 30, 2026.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Debt securities held to maturity:
Mortgage-backed securities	$—	—	$—	—	$361	0.50%	$90	0.77%	$451	$351	0.55%
Total	$—	—	$—	—	$361	0.50%	$90	0.77%	$451	$351	0.55%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2026, we had $14.0 million in brokered deposits. At June 30, 2026, our core deposits, which are deposits other than certificates of deposit, were $114.9 million, representing 60.1% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand accounts	$22,163	11.68%	$22,466	12.82%
Demand, NOW and money market accounts	55,267	29.12%	48,104	27.45%
Savings deposits	37,470	19.75%	37,646	21.48%
Certificates of deposit	74,861	39.45%	67,025	38.25%
Total	$189,761	100.00%	$175,241	100.00%

As of June 30, 2026, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $77.3 million, of which $10.0 million was the aggregate amount of our uninsured certificates of deposit. As of June 30, 2025, the aggregate amount of uninsured deposits was $64.9 million, of which $10.8 million was the aggregate amount of our uninsured certificates of deposit. The following table sets forth the maturity of these certificates of deposit as of June 30, 2026.

June 30, 2026
(In thousands)
Maturity Period:
Three months or less	$2,369
Over three months through six months	3,022
Over six months through twelve months	2,643
Over twelve months	1,961
Total	$9,995

Borrowings. As of June 30, 2026, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow up to $87.0 million subject to providing additional collateral. At June 30, 2026 and 2025, we had $20.0 million and $15.0 million, respectively of Federal Home Loan Bank of Chicago advances (see Note 10 of the Notes to the Audited Consolidated Financial Statements). The Bank also has $19.6 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2026.

Personnel and Human Capital Resources

As of June 30, 2026, we had 31 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable.

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

Federal Taxation

Method of Accounting. For federal income tax purposes, Marathon Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. Marathon Bancorp and Marathon Bank intend to file a consolidated federal income tax return for the taxable year ended June 30, 2026. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Marathon Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method of deducting bad debts under Section 585 of the Internal Revenue Code.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2026, the Company had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2026, the Company had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. At June 30, 2026, the Company had $13.4 million in Wisconsin net operating loss carryforwards. Due to a change in Wisconsin tax law that provides for a subtraction from the Bank’s state taxable income for loan and fee interest income from certain commercial and agricultural loans, management determined that the Company was highly unlikely to incur a material Wisconsin tax liability in the foreseeable future, instead generating Wisconsin net operating loss carryforwards that would never be realized; and, accordingly a valuation allowance of $1.0 million was established for these carryforwards at June 30, 2026.

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

As a bank holding company, Marathon Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Marathon Bancorp is subject to the rules and regulations of the SEC under the federal securities laws.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2026, Marathon Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum net worth ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2026 and June 30, 2025, Marathon Bank’s net worth ratio, as calculated under Wisconsin law, was 15.45% and 15.86%, respectively.

Federal Law and Regulation. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Marathon Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances. Marathon Bank exceeds all regulatory capital requirements and is deemed “well capitalized” for regulatory capital purposes as of June 30, 2026.

Depository institutions and their holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 8.0% (reduced from 9% effective July 1, 2026) to satisfy the regulatory capital requirements, including the risk-based requirements. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank leverage ratio framework on their quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a new four-quarter grace period to again achieve compliance, provided that the institution maintains a leverage ratio greater than 7.0% and has not used the grace period for eight or more quarters in the previous five-year period. Failure to meet the qualifying criteria within the grace period, maintain a leverage ratio greater than 7.0%, or remain within the grace-period usage limit requires the institution to comply with the generally applicable risk-based capital requirements.

As of June 30, 2026, Marathon Bank elected to use the community bank leverage ratio.

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

As noted above, Marathon Bank is considered “well capitalized” for regulatory capital purposes as of June 30, 2026.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2026, Marathon Bank’s Required Liquidity Ratio was 8%, and Marathon Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the U.S. Government, U.S. Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2026, Marathon Bank was in compliance with this requirement.

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

A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder, as made applicable to state nonmember banks by Section 18(j)(2) of the Federal Deposit Insurance Act and Section 337.3 of the FDIC Rules and Regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (which is generally 15% of unimpaired capital and unimpaired surplus). Total loans by a savings bank to all its insiders and insiders’ related interests in the aggregate may not exceed the savings bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, with certain exceptions such as loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Under rules proposed by the Federal Reserve Board and the FDIC on July 31, 2026, loans to executive officers generally would be limited to the lower of 2.5% of unimpaired capital and unimpaired surplus or $400,000, with the upper limit dollar threshold automatically updated every five years utilizing nominal GDP. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Under rules proposed by the Federal Reserve Board and the FDIC on July 31, 2026, prior board approval generally would be required whenever aggregate extensions of credit to an insider exceed the lower of 5% percent of unimpaired capital and unimpaired surplus or $2 million, with the upper limit dollar threshold automatically updated every five years utilizing nominal GDP. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

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

Examinations and Assessments

Marathon Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and the FDIC. Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $3 billion, which are examined every 18 months. In July 2026, the 21st Century ROAD to Housing Act increased the asset threshold of institutions subject to the 18-month cycle to $6.0 billion. Marathon Bank is required to pay examination fees and annual assessments to fund its supervision.

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

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule (the “2023 CRA Rule”) to replace the CRA regulations adopted by the agencies in 1995 (the “1995 CRA Regulations”). Legal challenges pushed back the implementation date and compliance deadlines of the 2023 CRA Rule. On July 16, 2025, the federal banking agencies issued a joint notice of proposed rulemaking, which has not been finalized, to rescind the 2023 CRA Rule and reinstate the 1995 CRA Regulations, with certain conforming and technical amendments. On July 31, 2026, instead of adopting the 2025 proposal, the FDIC and the OCC issued a new notice of proposed rulemaking for the CRA framework (the “2026 Proposed CRA Rule”). During the transition period, the 1995 CRA Regulations remain applicable.

The 2026 Proposed CRA Rule would retain the key elements of the 1995 CRA Regulations, with targeted substantive, technical and process-oriented amendments. Marathon Bank would continue to be classified as a small bank under the 2026 Proposed CRA Rule, which proposes to increase the total asset threshold from the current less than $412 million to less than $1 billion. Under the 2026 Proposed CRA Rule, banks such as Marathon Bank with $10.0 billion or less in assets would not be subject to CRA data collection, maintenance and reporting requirements and would receive more flexible CRA supervision. Marathon Bancorp cannot predict whether the FDIC will adopt the 2026 Proposed CRA Rule as proposed, with modifications, or at all.

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

Marathon Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Marathon Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $1.5 million at June 30, 2026.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2026, Marathon Bank had $20.0 million of advances from the Federal Home Loan Bank of Chicago.

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

Federal Securities Laws

Marathon Bancorp’s common stock is registered with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Marathon Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

On May 19, 2026, the SEC proposed amendments to streamline filer status categories for companies subject to reporting obligations under the Exchange Act into two primary categories: “large accelerated filers” and “non-accelerated filers.” The public float requirement for large accelerated filer status would be revised from $700 million to $2.0 billion and would require a registrant to have been subject to Exchange Act reporting requirements for at least 60 consecutive calendar months before it could become a large accelerated filer. The proposal would eliminate the accelerated filer and smaller reporting company categories as separate filer status categories and would instead extend existing accommodations and scaled disclosure requirements currently available to smaller reporting companies and emerging growth companies to all non-accelerated filers. The proposal is intended to simplify the existing reporting framework, under which companies may be required to evaluate overlapping filer statuses, including large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company and emerging growth company status. Non-accelerated filers such as Marathon Bancorp would also benefit from certain emerging growth company-style accommodations, including exemptions from pay-versus-performance disclosure and shareholder advisory votes on executive compensation, including say-on-pay, say-on-frequency and golden parachute advisory votes.

On May 5, 2026, the SEC proposed rule amendments that would permit Exchange Act reporting companies to file semiannual reports on a new Form 10-S in lieu of quarterly reports on Form 10-Q. The election would be optional and made annually through a registrant's Form 10-K cover page. If adopted, electing companies would file one semiannual report and one annual report per fiscal year instead of three quarterly reports and one annual report. The proposal would also amend Regulation S-X to facilitate semiannual reporting and simplify financial statement age requirements.

As of the date of this filing, both proposals remain pending and have not been adopted. Marathon Bancorp cannot predict whether the SEC will adopt the proposed amendments as proposed, with modifications, or at all.

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

ITEM 2: PROPERTIES

As of June 30, 2026, the net book value of our office properties was $3.6 million (excluding right-to-use-assets). The following table sets forth information regarding our offices. See Note 5 to the Audited Consolidated Financial Statements for additional information regarding the Company’s property and equipment.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:

500 Scott Street, Wausau, WI 54403	Owned	1963	$854

Other Properties:

1133 E Grand Avenue, Rothschild, WI	Leased	2009	27

307 Third Street, Mosinee, WI	Owned	1974	42

11315 N. Cedurburg Rd, Mequon, WI	Leased	2018	206

19105 W. Capitol Dr., Brookfield, WI	Owned	2024	1,906

Land, Weston, WI	Owned	2024	158

New Holstein (not in service)	Owned	2026	393

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3: LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2026, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Capital Market under the symbol “MBBC”.   There were 278 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of September 15, 2026 and 3,009,903 shares of common stock outstanding as of the same date. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock prior to the Company listing its shares on the Nasdaq Capital Market on April 22, 2025. The information was obtained from the OTCID Market. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid in fiscal 2026 or 2025.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On April 24, 2026, the Company announced it had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 146,931 shares of its common stock, or approximately 5.0% of the then outstanding shares.

Set forth below is the share repurchase activity for the three months ended June 30, 2026.

					Approximate Number
				Total Number of Shares	of Shares That
				Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares		Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased		Per Share	Or Programs	Programs
April 1-30, 2026	—		$—	—	146,931
May 1-31, 2026	351	(1)	$14.50	—	146,931
June 1-30, 2026	7,309	(1)	$15.23	4,264	142,667

Total	7,660			4,264	142,667

(1)	This column includes the deemed surrender to us of 351 and 3,045 shares of common stock in May 2026 and June 2026, respectively, to satisfy tax withholding obligations in connection with the vesting of employee restricted stock.

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

Summary of Significant Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our audited consolidated financial statements, which are prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these audited consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies and estimates. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	Changes in the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Experience, ability, and depth of lending management and other relevant staff.
7.	Quality of loan review and Board of Directors oversight.
8.	The effect of other external factors such as competition, legal and regulatory requirements.
9.	Changes in national and local economic conditions related to unemployment, house price index, and gross domestic product.

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

As of June 30, 2026 and June 30, 2025, the allowance for credit losses totaled $1.7 million. Due to the nature and composition of Marathon Bank's lending activities, a significant portion of the allowance for credit losses is allocated to the one- to four-family residential loan portfolio and the commercial real estate and multifamily real estate loan portfolios. As of June 30, 2026 and June 30, 2025, the allowance for credit losses allocated to the one- to four-family residential loan portfolio and the commercial real estate and multifamily real estate loan portfolios were $1.746 million and $1.708 million, respectively, or 96.9% and 98.7% of the total allowance for credit losses, respectively.

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses may include various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Utilizing these levels as of June 30, 2026 and shocking them to the next level of distress resulted in an increase in Marathon Bank’s allowance for credit losses of $292,000, or 17.1%.

As of June 30, 2026

Historical Actual	Hypothetical Change

Wisconsin Unemployment (3.0-3.4%)	3.4%-5.0%
Wisconsin Annual Housing Price Index (4.9%-6.3%)	3.1%-4.9%
Wisconsin Annual Gross Domestic Product (5.4%-12.9%)	4.0%-5.4%

While management has concluded that its current evaluation is reasonable under the circumstances, and that sensitivity analysis is based on a series of hypothetical scenarios not intended to represent management’s assumptions or judgement of factors as of June 30, 2026, it has also concluded that differing assumptions could materially impact allowance calculations, either positively or adversely.

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

Allowance for Credit Losses on Available for Sale (“AFS”) Securities. The new standard requires credit losses to be presented as an ACL. The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2026.

	At June 30,
	2026	2025

	(In thousands)
Selected Financial Condition Data:
Total assets	$261,030	$238,835
Cash, cash equivalents and interest-bearing deposits in other financial institutions	20,969	14,623
Debt securities available for sale	3,922	5,201
Debt securities held to maturity	451	484
Loans receivable, net	217,389	200,796
Foreclosed assets (OREO), net	996	996
Federal Home Loan Bank stock, at cost	1,475	1,329
Bank owned life insurance	9,527	9,243
Premises and equipment, net	3,914	3,884
Deposits	189,761	175,241
Federal Home Loan Bank (FHLB) advances	20,000	15,000
Stockholders' Equity	47,957	45,709

	For the Years
	Ended June 30,
	2026	2025

	(In thousands, except per share information)
Selected Operating Data:
Interest income	$11,901	$9,551
Interest expense	3,696	3,508
Net interest income	8,205	6,043
Provision for (recovery of) credit losses	35	(94)
Net interest income after provision for (recovery of) credit losses	8,170	6,137
Non-interest income	828	749
Non-interest expense	6,866	6,875
Income before income taxes (benefit)	2,132	11
Provision for (benefit from) income taxes	341	(31)
Net income	$1,791	$42

Net income per common share-basic	$0.67	$0.02
Net income per common share-diluted	0.66	0.02

	At or For the Years
	Ended June 30,
	2026	2025
Performance Ratios:
Return on average assets	0.72%	0.02%
Return on average equity	4.59%	0.14%
Interest rate spread (1)	3.11%	2.56%
Net interest margin (2)	3.59%	2.96%
Non-interest expenses to average assets	2.78%	3.07%
Efficiency ratio (3)	76.01%	101.21%
Average interest-earning assets to average interest-bearing liabilities	129.45%	122.81%
Book value per share	$16.32	$15.55

Capital Ratios (4):
Average equity to average assets	15.78%	13.87%
Tier 1 capital to average assets	15.34%	15.21%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.80%	0.84%
Allowance for credit losses as a percentage of non-performing loans	2,645.45%	2,549.25%
Net (charge-offs) recoveries to average outstanding loans during the year	—%	—%
Non-performing loans as a percentage of total loans	0.03%	0.03%
Non-performing loans as a percentage of total assets	0.03%	0.03%
Total non-performing assets as a percentage of total assets	0.41%	0.45%

Other:
Number of offices	5	5
Number of full-time equivalent employees	31	35
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank only. As of June 30, 2026 and 2025, the Bank elected to adopt the Community Bank Leverage Ratio Framework.

Comparison of Financial Condition at June 30, 2026 and June 30, 2025

Total Assets. Total assets increased $22.2 million, or 9.3%, to $261.0 million at June 30, 2026, from $238.8 million at June 30, 2025. The increase was primarily due to an increase in loans, net of $16.6 million, or 8.3% and an increase in cash and cash equivalents of $6.4 million, or 44.7%. These increases were offset by a decrease in debt securities available for sale of $1.3 million. The remaining asset categories showed no significant changes when comparing June 30, 2026 with June 30, 2025.

Cash and Cash Equivalents. Total cash and cash equivalents increased $6.4 million, or 44.7%, to $20.8 million at June 30, 2026, from $14.4 million at June 30, 2025, primarily due to an increase in deposits of $14.5 million, an increase in borrowings of $5.0 million, net income of $1.8 million and a decrease in debt securities available for sale of $1.3 million, all of which were offset by an increase in loans, net of $16.6 million.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $1.3 million, or 24.6%, to $3.9 million at June 30, 2026 from $5.2 million at June 30, 2025 due to $1.3 million of debt securities available for sale maturing or being called during the year ended June 30, 2026.

Loans. Gross loans increased $16.7 million, or 8.3%, to $219.3 million at June 30, 2026, from $202.6 million at June 30, 2025. The increase was primarily due to an increase in one-to-four-family residential loans of $7.2 million, or 12.8%, an increase in multi-family real estate loans of $6.1 million, or 12.8% and an increase in commercial real estate loans of $4.0 million, or 4.4%. These increases were due to a strategic decision to grow all of these portfolios. The remaining categories of loans showed no substantial changes.

Foreclosed Assets. Foreclosed assets, net remained unchanged at $996,000 when comparing June 30, 2026 with June 30, 2025.

Deposits. Total deposits increased by $14.5 million, or 8.3%, to $189.7 million at June 30, 2026, from $175.2 million at June 30, 2025 primarily due to an increase in demand, NOW and money market deposits of $7.2 million, or 14.9%, and an increase in certificates of deposit balances of $7.8 million, or 11.7%. The increase in demand, NOW and money market deposits was due to the Company’s increased focus on relationship management by obtaining customers’ commercial deposit balances when granting loans to new customers. The increase in certificates of deposit balances was due to offering higher rates on specific terms (specials) to attract new customers and meet internal lending demand.

Federal Home Loan Bank (FHLB) Advances. FHLB advances increased by $5.0 million to $20.0 million at June 30, 2026 from $15.0 million at June 30, 2025 due to one new borrowing during the year ended June 30, 2026.

Stockholders’ Equity. Total stockholders’ equity increased by $2.2 million to $48.0 million when comparing June 30, 2026 with June 30, 2025 primarily due to net income of $1.7 million.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable. Loan balances include loans held for sale. Deferred loan fees accreted to interest income totaled $90,000 and $52,000 for the years ended June 30, 2026 and 2025, respectively.

	For the Year Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest		Balance	Interest

	(Dollars in thousands)
Interest-earning assets:
Loans	$207,745	$11,082	5.33%	$183,039	$8,649	4.73%
Debt securities	4,798	151	3.15%	6,393	169	2.64%
Cash and cash equivalents	14,327	555	3.88%	13,594	631	4.64%
Other	1,390	113	8.13%	1,329	102	7.67%
Total interest-earning assets	228,260	11,901	5.21%	204,355	9,551	4.67%
Noninterest-earning assets	18,903			19,488
Total assets	$247,163			$223,843
Interest-bearing liabilities:
Demand, NOW and money market deposits	$52,370	832	1.59%	$48,069	732	1.52%
Savings deposits	38,265	54	0.14%	38,405	55	0.14%
Certificates of deposit	66,538	2,099	3.15%	67,787	2,252	3.32%
Total interest-bearing deposits	157,173	2,985	1.90%	154,261	3,039	1.97%
FHLB advances and other borrowings	19,161	711	3.71%	12,137	469	3.86%
Total interest-bearing liabilities	176,334	3,696	2.10%	166,398	3,508	2.11%
Non-interest-bearing demand deposits	29,010			24,293
Other non-interest-bearing liabilities	2,818			2,112
Total liabilities	208,162			192,803
Total stockholders' equity	39,001			31,040
Total liabilities and stockholders' equity	$247,163			$223,843
Net interest income		$8,205			$6,043
Net interest rate spread (1)			3.11%			2.56%
Net interest-earning assets (2)	$51,926			$37,957
Net interest margin (3)			3.59%			2.96%
Average interest-earning assets to interest-bearing liabilities	129.45%			122.81%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,167	$1,266	$2,433
Debt securities	(42)	24	(18)
Cash and cash equivalents	34	(110)	(76)
Other	5	6	11
Total interest-earning assets	1,164	1,186	2,350
Interest-bearing liabilities:
Demand, NOW and money market deposits	65	35	100
Savings deposits	(1)	—	(1)
Certificates of deposit	(41)	(112)	(153)
Total interest-bearing deposits	23	(77)	(54)
FHLB advances and other borrowings	271	(29)	242
Total interest-bearing liabilities	294	(106)	188
Change in net interest income	$870	$1,292	$2,162

Comparison of Operating Results for the Years Ended June 30, 2026 and 2025

General. Net income was $1.8 million for the year ended June 30, 2026, an increase of $1.7 million, or 412.0%, from net income of $42,000 for the year ended June 30, 2025. The increase in net income was primarily attributable to an increase in net interest income of $2.2 million, an increase in non-interest income of $79,000 and a decrease in non-interest expenses of $9,000. These increases were offset by an increase in the provision for credit losses of $129,000, from a recovery of credit losses of $94,000 for the year ended June 30, 2025 to a provision for credit losses of $35,000 for the year ended June 30, 2026. The provision for income taxes also increased by $373,000.

Interest Income. Interest income increased by $2.4 million, or 24.6%, to $11.9 million for the year ended June 30, 2026 compared to $9.5 million for the year ended June 30, 2025 primarily due to an increase in loan interest income.

Loan interest income increased by $2.4 million, or 28.1%, to $11.1 million for the year ended June 30, 2026, as compared to $8.6 million for the year ended June 30, 2025, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 60 basis points from 4.73% for the year ended June 30, 2025 to 5.33% for the year ended June 30, 2026. The average balance of the loan portfolio increased by $24.7 million, or 13.5%, to $207.7 million for the year ended June 30, 2026 from $183.0 million for the year ended June 30, 2025. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth (multi-family real estate loans, one-to-four-family residential loans and commercial real estate loans).

Debt securities interest income decreased by $18,000, or 10.6%, to $151,000 for the year ended June 30, 2026 from $169,000 for the year ended June 30, 2025 due to a decrease of $1.6 million in the average balance of debt securities to $4.8 million for the year ended June 30, 2026 from $6.4 million for the year ended June 30, 2025. This decrease was offset by an increase in the average yield on the debt securities portfolio of 51 basis points to 3.15% for the year ended June 30, 2026 as compared to 2.64% for the year ended June 30, 2025. The average balance of debt securities continued to decrease as a result of securities calls and paydowns. The increase in the average yield on the debt securities portfolio was due to a $1.0 million floating rate corporate bond that was called in October 2025 that had a coupon rate of 10.17% for the last three months prior to being called. It was purchased in May 2021.

Interest Expense. Interest expense increased $188,000, or 5.4%, to $3.7 million for the year ended June 30, 2026 from $3.5 million for the year ended June 30, 2025, due to an increase in interest paid on FHLB borrowings. Interest expense on deposits decreased slightly when comparing the year ended June 30, 2026 to the year ended June 30, 2025.

The decrease in interest expense on deposits was due to a decrease in the average rate paid on deposits offset by an increase in the average balance of deposits. The average rate paid on deposits decreased by seven basis points to 1.90% for the year ended June 30, 2026 from 1.97% for the year ended June 30, 2025 due to declining interest rates and a shift in customer funds from fixed-rate certificates of deposit into more liquid deposit products with variable rates. The increase in the average balance of deposits was the result of the initiation of new loan relationships which increased the average balances of demand, NOW, money market and savings deposit accounts while the decrease in the average balance of certificates of deposit accounts was related to runoff due to rate competition by our competitors.

Interest paid on FHLB borrowings increased $242,000, from $469,000 for the year ended June 30, 2025 to $711,000 for the year ended June 30, 2026. The increase in interest paid on borrowings was due to the average balance of FHLB advances increasing by $7.0 million to $19.2 million for the year ended June 30, 2026 from $12.1 million for the year ended June 30, 2025 due to an increase in FHLB borrowings to fund additional loan growth. The average rate paid on borrowings decreased from 3.86% for the year ended June 30, 2025 to 3.71% for the year ended June 30, 2026 due to a decrease in the federal funds rate.

Net Interest Income. Net interest income increased by $2.2 million, or 35.8%, to $8.2 million for the year ended June 30, 2026 from $6.0 million for the year ended June 30, 2025. Net interest rate spread increased by 55 basis points to 3.11% for the year ended June 30, 2026 from 2.56% for the year ended June 30, 2025, reflecting a 54 basis points increase in the average yield on interest-earning assets and a one basis point decrease in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.59% for the year ended June 30, 2026 from 2.96% for the year ended June 30, 2025. The increase in the average yield on interest earning assets for the year ended June 30, 2026 compared to the year ended June 30, 2025 was primarily due to an increase in the average yield of all interest-earning asset categories (with the exception of cash and cash equivalents which decreased by 76 basis points due to a drop in the federal funds rate) which was associated with an increase in the percentage of commercial and multi-family real estate loans comprising the total loan portfolio which generally carry higher interest rates than the other categories of loans. Also, the Company has been retaining higher rate mortgages in its one-to-four-family residential loan portfolio. Net interest-earning assets increased by $14.0 million, or 36.8%, to $51.9 million for the year ended June 30, 2026 from $38.0 million for the year ended June 30, 2025.

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

Based on our evaluation of the above factors, we recorded a provision for credit losses of $35,000 for the year ended June 30, 2026 compared to a recovery of credit losses of $94,000 for the year ended June 30, 2025. The increase in the provision when comparing the two periods was primarily related to an increase in the loan portfolio for the year ended June 30, 2026.

The allowance for credit losses was $1.7 million, or 0.80%, of loans outstanding at June 30, 2026 and $1.7 million, or 0.84%, of loans outstanding at June 30, 2025.

To the best of our knowledge, we have recorded our best estimate of expected credit losses in the loan portfolio and for unfunded commitments at June 30, 2026. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material changes to our estimate. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$123	$114	$9	7.9%
Mortgage banking	299	291	8	2.7%
Increase in cash surrender value of BOLI	284	270	14	5.2%
Other	122	74	48	64.9%
Total non-interest income	$828	$749	$79	10.5%

Non-interest income increased by $79,000 to $828,000 for the year ended June 30, 2026 from $749,000 for the year ended June 30, 2025. Other income increased by $48,000 as a result of the Company leasing the top floor of its Brookfield branch to new tenants and the receipt of an insurance reimbursement on the Company’s foreclosed assets.

Non-Interest Expenses. Non-interest expenses information is as follows.

	Year Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,886	$3,646	$240	6.6%
Occupancy and equipment	891	915	(24)	(2.6)%
Data processing and office	315	450	(135)	(30.0)%
Professional fees	856	701	155	22.1%
Marketing expenses	70	42	28	66.7%
FDIC insurance premiums	106	96	10	10.4%
Directors fees	108	108	—	—%
Foreclosed assets, net	56	429	(373)	100.0%
Other	578	487	91	18.7%
Total non-interest expenses	$6,866	$6,874	$(8)	(0.1)%

Non-interest expenses were $6.9 million for the years ended June 30, 2026 and 2025; however, there were several significant changes in the categories comprising non-interest expenses. Increases were incurred in salaries and employee benefits, professional fees and other non-interest expenses. The increase in salaries and employee benefits, professional fees and other non-interest expenses were offset by a decrease in data processing and office expenses. The salaries and employee benefits increase was associated with increased compensation expense related to expansion of the Company’s ESOP and the hiring of additional personnel. The increase in professional fees was related to timing of various legal expenses while the increase in other non-interest expenses was due to the payment of the annual NASDAQ listing fee. The decrease in data processing and office expenses was related to a new contract with the Company’s core software provider which started in September 2025 and which we expect will reduce expense. This new contract is expected to save the Company approximately $185,000 annually.

Provision for (Benefit from) Income Taxes. Income tax expense was $341,000 for the year ended June 30, 2026, an increase of $373,000, as compared to an income tax benefit of $32,000 for the year ended June 30, 2025. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes during the year ended June 30, 2026.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2026, we had a $87.0 million line of credit with the Federal Home Loan Bank of Chicago, which had $20.0 million in borrowings outstanding as of that date. The Bank also has $19.6 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at June 30, 2026.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.5 million and $1.4 million for the years ended June 30, 2026 and 2025, respectively. Net cash flows used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $15.6 million used in investing activities for both years ended June 30, 2026 and 2025. Net cash provided by financing activities, consisting of activity in stockholders’ equity accounts, deposit accounts and borrowings was $19.6 million provided by financing activities for the year ended June 30, 2026 compared to $18.0 million provided by financing activities for the year ended June 30, 2025.

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

At June 30, 2026, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 17 in the Notes to the Audited Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2026, we had outstanding commitments to originate loans of $7.0 million, and outstanding commitments to sell loans of $127,000. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less at June 30, 2026 totaled $63.7 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 of the notes to the audited consolidated the financial statements beginning on page 61 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

To the Board of Directors and
Stockholders of Marathon Bancorp, Inc.
Wausau, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Bancorp, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company accounts for an allowance for credit losses on loans (“ACL”) in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses. ASC 326 requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of the ACL are based on evaluation of the size of the portfolio, current risk characteristics, past events, current economic conditions, reasonable and supportable forecasts of future economic conditions, and loan prepayment and curtailment experience. The ACL as of June 30, 2026 was $1.7 million.

The Company’s methodology for estimating the ACL includes both quantitative and qualitative components. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles using a collective basis (“pooled loans”) for similar loans and an individual basis for loans that do not share similar risk characteristics. The quantitative analysis includes using a weighted-average remaining maturity (“WARM”) model for determining the ACL for pooled loans. The model requires management to apply historical loan charge-off rates to the weighted-average remaining contractual life of loans within each distinct loan pool. Additional management assumptions include, but are not limited to, loan prepayment speeds and loan curtailment rates. Management then applies qualitative adjustments to the quantitative model output. Management will also determine the ACL for individually evaluated loans. This component requires management to exercise high subjectivity in determining the expected future cash flows, underlying collateral value, and determining the timing of loan repayments of individually analyzed loans. The ACL methodology is inherently complex and requires the use of significant management judgment.

We determined that auditing the ACL was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the application processes, including loan pool segmentation, the weighted-average remaining contractual life of loans within the WARM model, the quantitative model assumptions discussed above, and the qualitative adjustments made to the quantitative outputs using the qualitative framework.

The primary audit procedures performed to address this critical audit matter included the following:

• Evaluated management’s judgments and assumptions related to the selection of the WARM model including evaluating the conceptual design of the model and the mathematical accuracy of the WARM model;

• Evaluated the relevance and reliability of the data used in the WARM model;

• Evaluated management’s judgments and assumptions used in the formation of the ACL for pooled loans, including the relevance and reliability of internal and external data used in their formulation;

• Evaluated management’s judgments and assumptions used in the formation of the ACL for individually evaluated loans, including the relevance and reliability of internal and external data used in their formulation including collateral value for collateral-dependent loans;

• Evaluated the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments; and

• Evaluated management’s selection and use of a third-party service organization and specialist in assisting with the calculation of the ACL.

We have served as the Company’s auditor since 2020.

/s/ Bonadio & Co., LLP
Pittsford, New York
September 16, 2026

Marathon Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2026 and 2025

	June 30,
	2026	2025
Assets:
Cash and due from banks	$2,991,473	$2,242,736
Federal funds sold	17,823,000	12,143,000
Cash and cash equivalents	20,814,473	14,385,736
Interest bearing deposits held in other financial institutions	154,714	237,247
Debt securities available for sale, at fair value	3,922,364	5,201,279
Debt securities held to maturity, at amortized cost (fair value $350,947 and $373,568)	451,269	483,787
Loans, net of allowance of $1,746,371 and $1,708,269, respectively	217,389,034	200,795,706
Accrued interest receivable	737,872	667,686
Foreclosed assets (OREO), net	996,373	996,373
Investment in restricted stock, at cost	1,475,296	1,329,413
Cash surrender value life insurance	9,526,981	9,242,673
Premises and equipment, net	3,914,458	3,883,537
Other assets	1,647,406	1,611,363
Total assets	$261,030,240	$238,834,800
Liabilities and Stockholders' Equity:
Liabilities:
Deposits
Non-interest bearing	$22,162,777	$22,466,092
Interest bearing	167,597,831	152,774,734
Federal Home Loan Bank (FHLB) advances	20,000,000	15,000,000
Other liabilities	3,312,435	2,884,753
Total liabilities	213,073,043	193,125,579
Commitments and Contingent Liabilities (See note 18)
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 3,014,207 and 2,938,698 outstanding
shares issued and outstanding at June 30, 2026 and 2025	29,164	28,962
Additional paid-in capital	22,951,727	22,647,140
Retained earnings	27,357,297	25,566,126
Unearned ESOP shares, at cost	(1,963,519)	(2,047,077)
Accumulated other comprehensive loss	(417,472)	(485,930)
Total stockholders' equity	47,957,197	45,709,221
Total liabilities and stockholders' equity	$261,030,240	$238,834,800

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Income

For the Years ended June 30, 2026 and 2025

	June 30,
	2026	2025
Interest Income:
Loans, including fees	$11,082,152	$8,648,835
Debt securities	150,721	168,587
Other	668,489	733,458
Total interest income	11,901,362	9,550,880
Interest Expense:
Deposits	2,985,416	3,039,593
Borrowings and other	710,834	468,706
Total interest expense	3,696,250	3,508,299
Net Interest Income	8,205,112	6,042,581
Provision for (Recovery of) Credit Losses	35,456	(93,833)
Net Interest Income After Provision for (Recovery of) Credit Losses	8,169,656	6,136,414
Non-Interest Income:
Service charges on deposit accounts	122,940	114,155
Mortgage banking income	299,126	291,416
Increase in cash surrender value of life insurance	284,308	269,888
Other non-interest income	121,645	73,461
Total non-interest income	828,019	748,920
Non-Interest Expenses:
Salaries and employee benefits	3,885,513	3,645,754
Occupancy and equipment expenses	890,974	915,109
Data processing and office	315,123	450,058
Professional fees	855,545	700,730
Marketing expenses	69,927	42,183
FDIC insurance premiums	105,619	95,799
Directors fees	108,235	108,235
Foreclosed assets, net	56,450	429,128
Other non-interest expenses	578,160	487,448
Total non-interest expenses	6,865,546	6,874,444
Income Before Provision for (Benefit From) Income Taxes	2,132,129	10,890
Provision For (Benefit From) Income Taxes	340,958	(31,555)
Net Income	$1,791,171	$42,445

Net income per common share-basic	$ 0.67	$ 0.02
Net income per common share-diluted	$ 0.66	$ 0.02
Weighted average number of common shares outstanding-basic	2,692,265	2,763,875
Weighted average number of common shares outstanding-diluted	2,729,129	2,763,875

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2026 and 2025

	June 30,
	2026	2025
Net Income	$1,791,171	$42,445
Other comprehensive income
Unrealized gains on available for sale debt securities
Unrealized holding gains arising during the period	90,866	345,119
Tax effect	(19,082)	(72,476)
Net amount	71,784	272,643

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(8,220)	(11,109)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	4,894	5,324
Other comprehensive income	68,458	266,858
Comprehensive Income	$1,859,629	$309,303
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2026 and 2025

							Accumulated
	Common		Additional		Unearned		Other
	Stock	Common	Paid-in	Retained	ESOP		Comprehensive
	Shares	Stock	Capital	Earnings	Shares		Loss	Total
Balance, July 1, 2024	2,938,362	$20,970	$7,254,534	$25,523,681	$(751,613)		$(752,788)	$31,294,784
Corporate Reorganization:	—	—	—	—	—		—	—
Conversion of Marathon Bancorp, Inc. (net of costs of $1.7 million)	9,950	8,061	15,202,295	—	—		—	15,210,356
Purchase of 1,354,720 shares by the ESOP	—	—	—	—	(1,354,720)		—	(1,354,720)
Contribution of Marathon Bancorp, Inc. Mutual Bancshares	—	—	100,000	—	—		—	100,000
Net income	—	—	—	42,445	—		—	42,445
ESOP shares committed to be released (6,473 shares)	—	—	2,411	—	59,256		—	61,667
Restricted stock forfeited (1,270 shares)	(1,270)	—	—	—	—		—	—
Exercise of stock options (1,749 shares)	1,749	13	13,301	—	—		—	13,314
Stock based compensation	—	—	156,682	—	—		—	156,682
Other comprehensive income	—	—	—	—	—		266,858	266,858
Purchase of employee restricted shares to fund statutory tax withholdings (3,229 shares)	(3,229)	(32)	(37,633)	—	—		—	(37,665)
Purchase and retirement of common stock shares (6,864 shares)	(6,864)	(50)	(44,450)	—	—		—	(44,500)
Balance, July 1, 2025	2,938,698	28,962	22,647,140	25,566,126	(2,047,077)		(485,930)	45,709,221
Net income	—	—	—	1,791,171	—		—	1,791,171
ESOP shares committed to be released (9,452 shares)	—	—	58,194	—	83,558		—	141,752
Exercise of stock options (27,907 shares)	27,907	279	208,771	—	—		—	209,050
Restricted stock forfeited (480 shares)	(480)	—	—	—	—		—	—
Issuance of restricted stock awards (55,339)	55,339	—	—	—	—		—	—
Stock based compensation	403	—	161,181	—	—		—	161,181
Other comprehensive income	—	—	—	—	—		68,458	68,458
Purchase of employee restricted shares to fund statutory tax withholdings (3,396 shares)	(3,396)	(34)	(59,480)	—	—		—	(59,514)
Purchase and retirement of common stock shares (4,264 shares)	(4,264)	(43)	$(64,079)	—	—		—	(64,122)
Balance, June 30, 2026	3,014,207	$29,164	$22,951,727	$27,357,297	$(1,963,519)	$	$(417,472)	$47,957,197

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2026 and 2025

	June 30,
	2026	2025
Operating Activities:
Net income	$1,791,171	$42,445
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	286,389	295,003
Provision for (recovery of) credit losses	35,456	(93,833)
Provision for valuation allowance on foreclosed assets (OREO), net	—	378,767
Amortization of deferred loan fees	(90,112)	(51,859)
ESOP expense	141,752	61,667
Stock based compensation	161,181	156,682
Net amortization of discounts and premiums on debt securities	3,220	45,702
Net gain on sale of loans	(143,483)	(148,203)
Net change in deferred taxes	(81,538)	(12,761)
Earnings on life insurance	(284,308)	(269,888)
Increase in interest receivable	(70,186)	(69,918)
Originations of loans held for sale	(5,000,734)	(5,907,284)
Proceeds from loans held for sale	5,144,217	6,055,487
Net change in operating leases	234	1,209
Net change in other assets	18,194	27,067
Net change in other liabilities	540,885	938,228
Net Cash from Operating Activities	2,452,338	1,448,511
Investing Activities:
Net change in interest-bearing deposits in other financial institutions	82,533	(37,359)
Proceeds from maturities and repayments of debt securities available for sale	1,365,615	1,703,945
Proceeds from maturities and calls of debt securities held to maturity	38,357	32,768
Net increase in restricted stock	(145,883)	—
Net change in loans	(16,537,216)	(17,202,381)
Purchases of premises and equipment	(432,203)	(179,043)
Cash received from MHC in Conversion	—	100,000
Net Cash used in Investing Activities	(15,628,797)	(15,582,070)
Financing Activities:
Net cash proceeds from common stock offering	—	15,210,356
Exercise of stock options	209,050	13,314
Purchase of ESOP shares	—	(1,354,720)
Net change in deposits	14,519,782	2,260,072
Borrowings of FHLB advances	5,000,000	5,000,000
Repayments of FHLB advances	—	(3,000,000)
Purchase and retirement of common stock	(123,636)	(82,165)
Net Cash provided by Financing Activities	19,605,196	18,046,857
Net Change in Cash and Cash Equivalents	6,428,737	3,913,298
Cash and Cash Equivalents, Beginning of Year	14,385,736	10,472,438
Cash and Cash Equivalents, End of Year	$20,814,473	$14,385,736
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$3,698,761	$3,524,678
Taxes	450,000	—

See Notes to Consolidated Financial Statements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

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

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock, which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”), at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) were converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

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

June 30, 2026 and 2025

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

Debt Securities

The Company classifies its debt securities as available for sale or held to maturity based on management’s intent and ability to hold the debt security to its maturity. Debt securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss). Debt securities

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost.

Purchase premiums and discounts are recognized in interest income using the interest method to the call date or over the terms of the securities, if there is no call date. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For a debt security transferred into the held to maturity category from the available for sale category, the unrealized holding gain or loss at the date of the transfer is reported in accumulated other comprehensive loss and amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

Allowance for Credit Losses on Available for Sale (“AFS”) Securities

For an AFS security, credit losses are presented as an allowance for credit losses (“ACL”). The Company conducts an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the Company reduces the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of security or security issuer, and adverse conditions specifically related to the security among other factors. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated balance sheets. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. Accrued interest receivable totaled $34,745 and $64,377 as of June 30, 2026 and 2025, respectively.

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

Investments in Restricted Stock

Investments in restricted stock consist of Federal Home Loan Bank stock. The Bank, as a member of the Federal Home Loan Bank System, is required to hold a specific number of shares of capital stock in the Federal Home Loan Bank of Chicago. Since ownership of this stock is restricted, the stock is carried at cost and evaluated periodically for impairment. The carrying amount of the Bank’s investment in Federal Home Loan Bank stock was $1,475,296 and $1,329,413 as of June 30, 2026 and 2025, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Fair Value Measurements

The Company determines the fair value of certain assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic Accounting Standards Codification 820, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

Fair value is defined as the exchange price that would be received for an asset or to settle a liability in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. It is required that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels:

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Company had no loans held for sale as of June 30, 2026 and 2025.

Loans

Loans are reported at their outstanding unpaid principal balance adjusted for the allowance for credit losses.

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

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs associated with certain loans are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan.

Allowance for Credit Losses-Loans

The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged-off against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

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

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	Changes in the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Experience, ability, and depth of lending management and other relevant staff.
7.	Quality of loan review and Board of Directors oversight.
8.	The effect of other external factors such as competition, legal and regulatory requirements.
9.	Changes in national and local economic conditions related to unemployment, house price index, and gross domestic product.

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

June 30, 2026 and 2025

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

Loans to Borrowers Experiencing Financial Difficulty

For loans to borrowers experiencing financial difficulty, modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted. When the Company modifies a loan with a borrower experiencing financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Leases

The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease right-of-use (“ROU”) assets are included in premises and equipment and operating lease liabilities in other liabilities in the consolidated balance sheets. The Company had no finance leases at June 30, 2026 or 2025.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's leases do not provide an implicit rate, so the Company's incremental borrowing rate is used, which approximates its fully collateralized borrowing rate, based on the information available at lease commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. In calculating the present value of lease payments, the Company may include options to extend the lease when it is reasonably certain that it will exercise that option.

The Company's operating leases relate primarily to bank branches.

The Company considers leases with an original term of 12 months or less as short-term in nature and does not record these leases in the consolidated balance sheet. The Company recognizes short-term lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for them as a single lease component.

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

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $66,332 and $66,645 at June 30, 2026 and 2025, respectively. Foreclosed assets were $996,373 at both June 30, 2026 and 2025.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Cash Surrender Value Life Insurance

Investment in life insurance contracts is stated at cash surrender value of the various insurance policies. The income on the investment is included in non-interest income.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on its fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through valuation allowance for individual tranches, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are included with other assets on the consolidated balance sheet and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others was approximately $74,250,000 and $77,322,000 as of June 30, 2026 and 2025, respectively. The Company had a mortgage servicing right asset of $706,172 and $730,533 as of June 30, 2026 and 2025, included in other assets on the consolidated balance sheets.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and equipment, allowance for credit losses, mortgage servicing rights, and net operating losses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the judgement of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2026 and 2025, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

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

Advertising Costs

Advertising costs are expensed as incurred. Such costs were $69,927 and $42,183 for the years ended June 30, 2026 and 2025, respectively, and is included as a component of marketing expenses on the accompanying consolidated statements of income.

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

	Years Ended June 30,
	2026	2025
Net income applicable to common stock	$1,791,171	$42,445

Average number of shares outstanding	2,919,067	2,897,535
Less: Average unallocated ESOP shares	226,802	133,660

Average number of common shares outstanding used to calculate basic earnings per share	2,692,265	2,763,875
Effect of dilutive restricted stock awards	36,864	-

Average number of common shares outstanding used to calculate dilutive earnings per share	2,729,129	2,763,875

Earnings per common share:
Basic	$0.67	$0.02
Diluted	0.66	0.02

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on available for sale debt securities, reclassification of realized gains on sale of available for sale debt securities, unrealized loss related to debt securities classified as available for sale transferred to debt securities classified as held to maturity, and the stranded tax effect from change in tax legislation.

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

The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies. The Company’s President and Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM is responsible for the day-to-day management of the Company, including regularly reviewing the operating and financial performance of the Company on a consolidated basis.

The primary measure of financial performance is consolidated net income which is used to assess performance and make decisions about resource allocation. Net income is used to monitor budget versus actual results as well as comparing prior year’s results. The comparative analysis along with the monitoring of budget versus actual results are used in assessing

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

the performance of the segment. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines shown in the Company's consolidated balance sheets and consolidated statements of income. The Company's significant expenses are segmented by category and amount in the consolidated statements of income to include all significant items including salaries and employee benefits, occupancy and equipment, data processing and office, professional fees, marketing, professional fees, FDIC insurance premiums, Directors’ fees, foreclosed assets, net and other general operating expenses.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications have no impact on the prior results or financial condition of the Company.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB issued ASU No. 2025-01 clarifying the effective date for public business entities for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 and its impact on its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which requires an entity to begin capitalizing costs incurred for software projects when the entity has both authorized and committed to funding the software project and it is probable that the software project will be completed and used for its intended function. To determine the probability of completion, an entity will be required to consider if there is significant uncertainty during the development activities. The effective date of the amendment is for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 and its impact on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instructions – Credit Losses (Topic 326) – Purchased Loans, which expands the scope of acquired financial assets subject to the gross-up approach under Topic 326. Specifically, loans, excluding credit card receivables, acquired without credit deterioration and loans considered “seasoned” would be accounted for using the gross-up approach at acquisition, which requires the initial ACL at acquisition to be added to the amortized cost basis of the loans. The effective date of the amendment is for annual reporting periods beginning after December 15, 2026. The Company is evaluating the updated guidance to determine its impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to improve disclosure requirements and provide guidance on disclosing material reporting events and changes occurring after the annual reporting period. The effective date is for annual reporting periods after December 15, 2027, with early adoption permitted. The Company is evaluating the updated guidance to determine its impact on disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The Company adopted this ASU on July 1, 2025 on a prospective basis and this ASU did not have a material effect on these consolidated financial statements.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 2 -     Restrictions on Cash and Due from Banks

Based on the type and amount of deposits received, the Bank must maintain an appropriate cash reserve in accordance with Federal Reserve Bank reserve requirements. The total of those reserve requirements were satisfied by vault cash as of June 30, 2026 and 2025.

Note 3 -     Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. The carrying value of securities as of June 30, 2026 and 2025, consists of the following:

	June 30,
	2026	2025
Available for sale debt securities, at fair value	$3,922,364	$5,201,279
Held to maturity debt securities, at amortized cost	451,269	483,787
	$4,373,633	$5,685,066

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2026
Available for sale debt securities:
States and municipalities	$379,934	$143	$(181)	$379,896
Mortgage-backed	575,853	21,419	(28,911)	568,361
Corporate bonds	3,500,000	—	(525,893)	2,974,107
	$4,455,787	$21,562	$(554,985)	$3,922,364
Held to maturity debt securities:
Mortgage-backed	$451,269	$—	$(100,322)	$350,947

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025
Available for sale debt securities:
States and municipalities	$449,792	$296	$(772)	$449,316
Mortgage-backed	875,776	22,607	(39,621)	858,762
Corporate bonds	4,500,000	5,900	(612,699)	3,893,201
	$5,825,568	$28,803	$(653,092)	$5,201,279
Held to maturity debt securities:
Mortgage-backed	$483,787	$—	$(110,219)	$373,568

There is no allowance for credit losses on available for sale and held to maturity debt securities at June 30, 2026 and 2025.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and 2025:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2026
Available for sale debt securities:
States and municipalities	$—	$—	$(181)	$114,819	$(181)	$114,819
Mortgage-backed	(1,302)	105,607	(27,609)	360,751	(28,911)	466,358
Corporate bonds	—	—	(525,893)	2,974,107	(525,893)	2,974,107
	$(1,302)	$105,607	$(553,683)	$3,449,677	$(554,985)	$3,555,284

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2025
Available for sale debt securities:
States and municipalities	$—	$—	$(772)	$114,228	$(772)	$114,228
Mortgage-backed	(97)	30,835	(39,524)	691,927	(39,621)	722,762
Corporate bonds	—	—	(612,699)	2,887,301	(612,699)	2,887,301
	$(97)	$30,835	$(652,995)	$3,693,456	$(653,092)	$3,724,291

There were 8 securities in an unrealized loss position in the less than 12-month category and 27 securities in the over 12-month category at June 30, 2026. There were 4 securities in an unrealized loss position in the less than 12 months category and 40 securities in the over 12-month category at June 30, 2025.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2026, follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2026
Due in one year or less	$299,934	$299,859	$—	$—
Due from more than one to five years	80,000	80,037	—	—
Due from more than five to ten years	3,500,000	2,974,107	—	—
	3,879,934	3,354,003	—	—
Mortgage-backed securities with no contractual maturity	575,853	568,361	451,269	350,947
	$4,455,787	$3,922,364	$451,269	$350,947

Securities with a carrying value of approximately $11,000 and $79,000 as of June 30, 2026 and 2025, were pledged to secure public deposits and debt.

There were no sales of available for sale debt securities during the years ended June 30, 2026 and 2025.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 4 -     Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $703,127 and $603,309 at June 30, 2026 and 2025, respectively, from the amortized cost basis of loans.

A summary of loans by major category follows (in thousands):

	June 30, 2026	June 30, 2025
Commercial real estate	$95,912	$91,867
Commercial and industrial	2,749	3,876
Construction	137	733
One-to-four-family residential	63,540	56,330
Multi-family real estate	53,939	47,808
Consumer	2,979	1,957
Total loans	219,256	202,571
Deferred loan fees	(121)	(67)
Allowance for credit losses	(1,746)	(1,708)
Loans, net	$217,389	$200,796

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the years ended June 30, 2026 and 2025:

	Allowance for Credit Losses-Loans
	(Dollars in thousands)

				Provision for
				(Recovery of)
	Beginning			Credit	Ending
	Balance			Losses-	Balance
	July 1, 2025	Charge-offs	Recoveries	Loans	June 30, 2026
Commercial real estate	$390	$—	$—	$(92)	$298
Commercial and industrial	11	—	—	33	44
Construction	4	—	—	(4)	—
One-to-four-family residential	1,123	—	—	49	1,172
Multi-family real estate	171	—	—	51	222
Consumer	9	—	4	(3)	10
Total loans	$1,708	$—	$4	$34	$1,746

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

	Allowance for Credit Losses-Loans
	(Dollars in thousands)

				Provision for
				(Recovery of)
	Beginning			Credit	Ending
	Balance			Losses-	Balance
	July 1, 2024	Charge-offs	Recoveries	Loans	June 30, 2025
Commercial real estate	$259	$—	$—	$131	$390
Commercial and industrial	16	—	—	(5)	11
Construction	28	—	—	(24)	4
One-to-four-family residential	1,314	—	—	(191)	1,123
Multi-family real estate	175	—	—	(4)	171
Consumer	5	—	5	(1)	9
Total loans	$1,797	$—	$5	$(94)	$1,708

The following table presents a breakdown of the provision for (recovery of) credit losses for the years ended June 30, 2026 and 2025:

	2026	2025
Provision for (recovery of) credit losses:
Related to loans	$34,000	$(93,833)
Related to unfunded commitments	1,456	—
Total provision for (recovery of) credit losses	$35,456	$(93,833)

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

June 30, 2026 and 2025

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2026 and June 30, 2025 based on year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total

	(Dollars in thousands)

Commercial real estate
Pass	$18,005	$27,422	$1,975	$3,192	$21,552	$22,944	$174	$—	$95,264
Special Mention/Watch	—	—	—	648	—	—	—	—	648
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$18,005	$27,422	$1,975	$3,840	$21,552	$22,944	$174	$—	$95,912

Commercial and industrial
Pass	$655	$343	$24	$288	$349	$1,037	$53	$—	$2,749
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$655	$343	$24	$288	$349	$1,037	$53	$—	$2,749

Construction
Pass	$137	$—	$—	$—	$—	$—	$—	$—	$137
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$137	$—	$—	$—	$—	$—	$—	$—	$137

Multi-family real estate
Pass	$23,035	$3,606	$1,233	$632	$15,369	$10,042	$22	$—	$53,939
Special Mention/Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$23,035	$3,606	$1,233	$632	$15,369	$10,042	$22	$—	$53,939

One-to-four-family residential
Performing	$17,216	$8,960	$2,486	$5,139	$8,650	$21,023	$—	$—	$63,474
Non-performing	—	—	—	—	—	66	—	—	66
Total one-to-four-family	$17,216	$8,960	$2,486	$5,139	$8,650	$21,089	$—	$—	$63,540

Consumer
Performing	$74	$133	$26	$19	$30	$—	$2,697	$—	$2,979
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$74	$133	$26	$19	$30	$—	$2,697	$—	$2,979

Total loans	$59,122	$40,464	$5,744	$9,918	$45,950	$55,112	$2,946	$—	$219,256

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

The following tables summarize the aging of the past due and nonaccrual loans by loan class within the portfolio segments as of June 30, 2026 and 2025:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2026
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	269,911	—	—	66,332
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$269,911	$—	$—	$66,332

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2025
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	252,723	—	—	66,645
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$252,723	$—	$—	$66,645

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. Information for loans evaluated individually is set forth below.

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of June 30, 2026 and 2025.

June 30, 2026
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Year Ended June 30, 2026
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,332	—	—
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,332	$—	$—

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

June 30, 2025
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Year Ended June 30, 2025
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,645	—	—
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,645	$—	$—

The following tables present the amortized cost basis of individually analyzed loans that are collateral-dependent loans by loan class as of June 30, 2026 and 2025.

June 30, 2026
	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,332	—	66,332	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,332	$—	$66,332	$—

June 30, 2025
	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,645	—	66,645	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,645	$—	$66,645	$—

There were no loans modified to borrowers experiencing financial difficulty during the years ended June 30, 2026 and 2025.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial and industrial, commercial real estate, and one-to-four family residential and multi-family real estate loans. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $101,026,344 and $70,573,734 as of June 30, 2026 and June 30, 2025, respectively. There was also FHLB stock of $1,475,296 and $1,329,413 pledged as of June 30, 2026 and 2025.

Note 5 -     Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2026	2025
Land and land improvements	$988,966	$924,155
Buildings	4,357,902	4,011,870
Leasehold improvements	444,239	444,239
Furniture, fixtures, and equipment	1,640,551	1,619,391
Vehicles	27,658	27,658
Operating lease right-of-use-assets	328,418	443,111
	7,787,734	7,470,424
Less accumulated depreciation	(3,873,276)	(3,586,887)
	$3,914,458	$3,883,537

Depreciation expense totaled $286,389 and $295,003 for the years ended June 30, 2026 and 2025, respectively. Amortization expense of operating lease right-of-use-assets was $114,893 and $86,255 for the years ended June 30, 2026 and 2025, respectively.

Note 6 - Leases

Right-of-use-assets are included as a component of premises and equipment, net and lease liabilities are included as a component of other liabilities in the accompanying consolidated balance sheets.

The following tables present information about the Company’s leases as of and for the years ended June 30, 2026 and 2025:

	As of	As of
	June 30, 2026	June 30, 2025
Operating lease right-of-use-assets	$328,418	$443,311
Operating lease liabilities	325,269	439,928
Weighted average remaining lease term	4.27 years	4.73 years
Weighted average discount rate	2.86%	2.99%

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
Operating lease costs	$128,013	$125,295
Short-term lease costs	40,030	39,480
Total lease costs	$168,043	$164,775

Cash paid for amounts included in measurement of lease liabilities	$127,980	$124,056

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

As of June 30,
2026
Lease payments due for the years ending:

June 30, 2027	$118,710
June 30, 2028	48,620
June 30, 2029	43,200
June 30, 2030	43,200
June 30, 2031	43,200
Thereafter	57,600
Total	354,530
Less: Present value discount	29,261
Lease liability	$325,269

Note 7- Foreclosed Assets

Real estate owned activity was as follows:

	Year	Year
	Ended	Ended
	June 30, 2026	June 30, 2025
Balance July 1,	$2,312,240	$2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Net gain on sale of foreclosed assets	—	—
Balance June 30	$2,312,240	$2,312,240

Activity in the valuation allowance is as follows:

	Year	Year
	Ended	Ended
	June 30, 2026	June 30, 2025
Balance July 1,	$1,315,867	$937,100
Provisions charged to expense	—	378,767
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance June 30	$1,315,867	$1,315,867

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Expenses related to foreclosed assets are as follows:

	Year	Year
	Ended	Ended
	June 30, 2026	June 30, 2025
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	378,767
Operating expenses, net of rental income	56,450	50,361
Balance June 30	$56,450	$429,128

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

Note 8 -     Cash Surrender Value Life Insurance

The Company is the owner and the beneficiary of life insurance policies on certain directors and officers of the Company, with aggregate death benefits of approximately $18 million as of June 30, 2026. The cash surrender value on the policies amounted to $9,526,981 and $9,242,673 as of June 30, 2026 and 2025, respectively.

Note 9 -     Deposits

The scheduled maturities of certificates of deposit are as follows:

Years Ending June 30,
2027	$63,686,895
2028	8,694,611
2029	1,999,601
2030	281,796
2031	62,064
Thereafter	136,400
$74,861,367

Certificates of deposit that meet or exceed $250,000 at June 30, 2026 and 2025 were $23,793,643 (including brokered deposits of $13,799,000) and $22,842,303 (including brokered deposits of $12,035,000), respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 10 -     Borrowings

There was $20.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2026. The borrowings at June 30, 2026 consisted of three - $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September 2026, October 2026 and August 2026, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Borrowings also include a $5.0 million fixed rate borrowing maturing in July 2026.

There was $15.0 million in borrowings from the Federal Home Loan Bank of Chicago (FHLB) as of June 30, 2025. The borrowings at June 30, 2025 consisted of three - $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September 2025, October 2025 and August 2025, respectively. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $101,026,344 and $70,573,734 as of June 30, 2026 and 2025, respectively. Based on eligible collateral, net of outstanding borrowings, the Company had available $67.0 million to borrow from the FHLB as of June 30, 2026. There was FHLB stock of $1,475,296 and $1,329,413 pledged as of June 30, 2026 and 2025.

The Bank also has $19.6 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank as of June 30, 2026. There were no borrowings under these arrangements at June 30, 2026.

Information concerning FHLB advances is set forth below as of and for the following years:

	June 30,
	2026	2025
Balance at end of year	$20,000,000	$15,000,000
Maximum outstanding at any month end	$20,000,000	$15,000,000
Weighted average interest rate at end of year	3.68%	3.66%
Average interest rate during year	3.71%	3.86%

Note 11 -     Related Party Transactions

In the ordinary course of business, the Company may grant loans to its principal officers, directors, and their affiliates. There were no such loans as of June 30, 2026 and 2025.

Deposits from related parties held by the Bank at June 30, 2026 and 2025, amounted to $1,084,356 and $600,042, respectively.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 12 -    Income Taxes

The Company files income tax returns with the U.S. Federal jurisdiction, the State of Wisconsin and the State of Maryland.

Generally, the Company is no longer subject to tax examination by tax authorities for years before 2023.

The following table summarizes income tax expense (benefit) from continuing operations for the year ended June 30, 2026 as required by ASU 2023-09.

2026

Current tax expense:
Federal	$422,496
State	-
Total current tax expense	422,496

Deferred tax benefit:
Federal	(81,538)
State	-
Total deferred tax expense	(81,538)

Income tax expense	$340,958

The following table summarizes income tax expense (benefit) for the year ended June 30, 2025 prior to the adoption of ASU 2023-09.

2025
Current tax benefit	$(18,794)
Deferred tax benefit	(12,761)
$(31,555)

The following table reconciles the Company’s effective income tax rate to the statutory federal rate of 21.0% for the year ended June 30, 2026 as required by ASU 2023-09.

	2026

	Amount	Percent
U.S. statutory federal tax rate	$447,747	21.00%
State income taxes, net of federal income tax effect	(346,134)	(16.23)%

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Nontaxable and nondeductible items:
Equity compensation	(5,274)	(0.25)%
Tax-exempt interest income	(2,457)	(0.12)%
Earnings and gain on bank owned life insurance	(59,704)	(2.80)%
Increase/decrease in valuation allowance	346,154	16.24%
Other	(39,374)	(1.85)%
Effective income tax rate	$340,958	15.99%

The following table reconciles the Company’s effective tax rate to its statutory federal rate of 21.0% for the year ended June 30, 2025 prior to the adoption of ASU 2023-09.

2025
At Federal statutory rate at 21%	$2,287
Adjustments resulting from:
Tax exempt interest	(3,112)
Earnings and gain on bank owned life insurance	(56,676)
State tax, net of federal benefit	(305,847)
Equity compensation	6,115
Increase/decrease in valuation allowance	343,653
Other	(17,975)
Income tax benefit	$(31,555)

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

consolidated statements of income for the years ended June 30, 2026 and 2025 and no amounts accrued for penalties at June 30, 2026 and 2025. There were no unrecognized tax benefits at June 30, 2026 and 2025.

Deferred tax assets and liabilities consist of the following components as of June 30, 2026 and 2025:

	2026	2025
Deferred tax assets:
Net operating loss	$864,129	$545,725
Allowance for credit losses	460,305	382,228
Available for sale debt securities	112,019	131,101
Lease liability	89,221	120,672
Equity compensation	3,040	9,425
Accrued expenses	69,498	55,632
Impairment of foreclosed assets, net	360,942	360,942
Other	1,174	212
Subtotal	1,960,328	1,605,937
Less valuation allowance	(1,011,162)	(665,008)
	949,166	940,929

Deferred tax liabilities:
Property and equipment	50,112	73,948
Mortgage servicing rights	193,703	200,385
Right-of-use-asset	90,085	121,545
Deferred loan costs	21,686	24,425
Other	1,418	0
Subtotal	357,004	420,303
Net deferred tax asset	$592,162	$520,626

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company recorded a valuation allowance of $1.0 million as a complete offset of the state deferred tax impact associated with its net deferred tax assets. The deferred tax balance associated with the Company’s Wisconsin net operating loss carryforward of $13.4 million existing as of June 30, 2026 was reduced to zero as a component of the valuation allowance. No federal valuation allowance was deemed necessary as of June 30, 2026.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

The following table summarizes the income taxes paid in cash, net of refunds received, by jurisdiction for the year ended June 30, 2026 as required by ASU 2023-09.

Jurisdiction	Amount
Federal	$450,000
State (Wisconsin)	-
Total income taxes paid, net	$450,000

Note 13 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution. Profit sharing expense charged to operations was $78,650 and $69,600 for the years ended June 30, 2026 and 2025, respectively.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share.  Also, as part of the Conversion, the Company sold 135,472 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the April 2021 ESOP loan ($777,212) and the new ESOP loan ($1,354,720) were combined as of the date of the Conversion. The new ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2049 at a variable interest rate at the Bank’s prime rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $141,752 (upon the release of 9,452 shares) and $61,667 (upon the release of 6,473 shares) of compensation expense related to this plan for the years ended June 30, 2026 and 2025.  At June 30, 2026, there were 222,076 shares not yet released having an aggregate market value of approximately $3,393,321. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 14 -    Self-Funded Health Insurance

The Company has established an employee medical benefit plan to self-insure claims up to $30,000 per plan year for each individual and with a stop-loss per plan year for participants in the aggregate of approximately $1,000,000. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. Health insurance expense recorded for the years ended June 30, 2026 and 2025 was $624,611 and $524,764, respectively. The liability recognized for claims incurred but not yet paid was $58,856 and $17,722 as of June 30, 2026 and 2025, respectively. Management believes the recorded liability for health care costs is sufficient to cover estimated claims, including claims incurred but not yet reported.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 15 - Stock-Based Compensation

On April 24, 2026, the stockholders of Marathon Bancorp, Inc. approved the Company’s 2026 Equity Incentive Plan (the “2026 Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company and Marathon Bank. Under provisions of the 2026 Plan, while active, awards may consist of grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units.  Incentive stock options totaling 169,341 and restricted stock awards totaling 67,736 were authorized for award under the 2026 Plan.

On May 24, 2022, the stockholders of Marathon Bancorp, Inc. approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock-based awards to officers, employees and directors of the Company and Marathon Bank. Under provisions of the 2022 Plan, while active, awards may consist of grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units.  Incentive stock options totaling 149,972 and restricted stock awards totaling 59,989 were authorized for award under the Plan. As a result of the Conversion, all existing stock options and restricted stock awards outstanding on April 21, 2025 were adjusted based on the exchange ratio of 1.3728-to-1 including those described below. The grant date exercise prices for stock options and fair values of restricted stock at grant date were adjusted downward based on the exchange ratio. After the adoption of the 2026 plan, no new awards are available for issuance under the 2022 plan.

Stock Options

On June 15, 2026, a total of 131,317 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2026 plan (33,868 and 97,449 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2036.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 4.32%; volatility factors of the expected market price of the Company's common stock of 29.24%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has limited historical exercise experience from its other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $5.72.  There were 38,024 stock option awards available for issuance under the plan as of June 30, 2026.

On June 28, 2022, a total of 100,481 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 plan (25,496 and 74,985 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 10,498 options. An additional 3,996 of options were forfeited by an employee during the year ended June 30, 2025. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 53,992 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 plan (5,996 and 47,996 options were awarded to directors and employees,

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

respectively). The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $2.72.

Stock option expense amortized to expense for the years ended June 30, 2026 and 2025 was $68,726 and $63,387, respectively. At June 30, 2026, total unrecognized compensation expense related to stock options was $883,497, and will be amortized to expense over a period of 4.0 years. On June 28, 2025, there were 5,996 stock option awards from the 2022 Plan granted to two employees. As of June 30, 2026, no future stock option awards remain under the 2022 Plan and 38,024 remain under the 2026 Plan.

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

A summary of stock option activity and related information for the years ended June 30, 2026 and 2025 is as follows.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2024	143,975	$7.51	8.33	$142,337
Granted	5,996	8.13	10.00
Exercised	(1,749)	7.61	-	-
Forfeited	(3,996)	7.23	8.08	-
Outstanding, June 30, 2025	144,226	7.52	7.34	337,414
Granted	144,153	14.43	10.00	-
Exercised	(27,907)	7.49	-	-
Forfeited	(8,839)	8.44	7.31	-
Outstanding, June 30, 2026	251,633	$11.51	8.34	$949,649

Exercisable, June 30, 2026	95,312	$7.59	6.32	$746,717

Restricted Stock

On June 15, 2026, a total of 53,590 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2026 Plan (13,544 and 40,046) shares were granted to directors and employees, respectively). The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  As of June 30, 2026, 14,146  restricted stock awards remain under the 2026 Plan.

On June 28, 2022, a total of 55,191 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 Plan (13,198 and 41,993 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 8,595 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 Plan (1,800 and 6,795 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 4,199 restricted stock awards. An additional 1,296 of restricted stock awards were forfeited by an employee during the

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

year ended June 30, 2026. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).

 Restricted stock expense was $92,455 and $92,795 for the years ended June 30, 2026 and 2025, respectively. At June 30, 2026, future compensation expense related to non-vested restricted stock outstanding was $877,776 which will be amortized over a remaining period of 3.5 years. On June 28, 2025, there were 402 shares of restricted stock granted to two employees. As of June 30, 2026, no restricted stock awards remain under the Plan.

A summary of restricted stock activity and related information for the years ended June 30, 2026 and 2025, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, July 1, 2025	37,475	$7.83
Granted	402	7.28
Vested	(11,529)	10.00
Forfeited	(1,269)	7.81
Outstanding, June 30, 2025	25,079	10.75
Granted	55,339	14.55
Vested	(11,028)	7.91
Forfeited	(480)	8.13
Outstanding, June 30, 2026	68,910	$13.24

Note 16 -     Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the years ended June 30, 2026 and 2025, follows:

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2026
Balance, beginning of period	$(451,309)	$(34,621)	$(485,930)
Other comprehensive income before reclassifications (net of tax)	71,784	—	71,784
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	4,894	4,894
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(8,220)	—	(8,220)
Balance, end of period	$(387,745)	$(29,727)	$(417,472)
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

	Unrealized
	Gains and	Unrealized
	Losses on	Losses on
	Available	Held to
	for Sale Debt	Maturity Debt
	Securities	Securities	Total
June 30, 2025
Balance, beginning of period	$(712,843)	$(39,945)	$(752,788)
Other comprehensive income before reclassifications (net of tax)	272,643	—	272,643
Amortization of amounts transferred from debt securities available for sale to securities held to maturity (a)	—	5,324	5,324
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	(11,109)	—	(11,109)
Balance, end of period	$(451,309)	$(34,621)	$(485,930)
(a)	The reclassification adjustment is reflected in the Consolidated Statement of Income as Interest Income - Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%.  The CBLR framework  also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of June 30, 2026 and June 30, 2025.  In April 2026, the federal banking agencies issued a final rule to lower the CBLR to 8% and extend the grace period to four quarters. The new rule will be effective as of July 1, 2026.

As of June 30, 2026 and June 30, 2025, management believes the Bank has met all capital adequacy requirements to which it is subject. As of June 30, 2026 and June 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes has changed the Bank’s category.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2026	(Dollars in thousands)
Tier I Capital to Average Assets	$38,999	15.34%	$20,344	>	8.0%	$22,887	>	9.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2025	(Dollars in thousands)
Tier I Capital to Average Assets	$36,299	15.21%	$19,092	>	8.0%	$21,479	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2026, the Bank’s net worth was $38,581,933 and general loan loss reserve was $1,746,371, totaling 15.45% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2025, the Bank’s net worth was $36,141,469 and general loan loss reserve was $1,708,269 totaling 15.86% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

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

Of the outstanding commitments to grant loans at June 30, 2026, 100.0% were at fixed interest rates and none were at variable interest rates. Of the outstanding commitments to grant loans at June 30, 2025, 19% were at fixed interest rates and 81% were at variable interest rates.

Mortgage Partnership Finance (“MPF”) credit enhancements allow the Company to share the credit risk associated with home mortgage finance with Federal Home Loan Bank (“FHLB”). MPF provides the Company the ability to originate, sell, and service fixed-rate, residential mortgage loans, and receive a Credit Enhancement Fee based on the performance of the loans. FHLB manages the liquidity, interest rate, and prepayment risks of the loans while the Company manages the credit risk of the loans. The Company will incur an obligation on a foreclosure loss only after a foreclosure loss exceeds the borrower’s equity, any private mortgage insurance, and the funded first loss account. Based on the delinquency results for states where properties are located and the Company’s historical loss experience, the estimated foreclosure losses are immaterial.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

At June 30, 2026 and 2025, the following financial instruments were outstanding where contract amounts represent credit risk:

	June 30, 2026	June 30, 2025
Commitments to grant loans	$7,027,000	$1,341,500
Unused commitments under lines of credit	4,877,679	3,691,619
MPF credit enhancements	785,564	658,008

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

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and 2025:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Available for sale debt securities
States and municipalities	$379,896	$—	$379,896	$—
Mortgage-backed	568,361	—	568,361	—
Corporate bonds	2,974,107	—	1,299,107	1,675,000
Total assets	$3,922,364	$—	$2,247,364	$1,675,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Available for sale debt securities
States and municipalities	$449,316	$—	$449,316	$—
Mortgage-backed	858,762	—	858,762	—
Corporate bonds	3,893,201	—	2,283,201	1,610,000
Total assets	$5,201,279	$—	$3,591,279	$1,610,000

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

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis and recurring basis, which are summarized below:

Non-Recurring

	June 30,	June 30,	Valuation	Unobservable	Range
	2026	2025	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO), net	$996,373	$996,373	Collateral valuation	Discount from market value	2026:10%-75%
					2025:10%-75%
Collateral dependent loans	$66,332	66,645	Appraisal	Discount from market value	0%

Recurring

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2026 and 2025. The investment is valued on

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

a quarterly basis by a third-party valuation specialist. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

Balance at July 1, 2024	$1,460,000

Unrealized gains included in other comprehensive income	150,000

Balance at June 30, 2025	1,610,000

Unrealized gains included in other comprehensive income	65,000

Balance at June 30, 2026	$1,675,000

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	June 30, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$2,991,473	$2,991,473	$2,242,736	$2,242,736
Federal funds sold	17,823,000	17,823,000	12,143,000	12,143,000
Interest bearing deposits in other financial institutions	154,714	154,714	237,247	237,247
Available for sale debt securities	3,922,364	3,922,364	5,201,279	5,201,279
Held to maturity debt securities	451,269	350,947	483,787	373,568
Loans, net	217,389,034	215,689,000	200,795,706	195,176,000
Investment in restricted stock	1,475,296	1,475,296	1,329,413	1,329,413
Accrued interest receivable	737,872	737,872	667,686	667,686
Financial Liabilities:
Deposits	$189,760,608	$189,580,000	$175,240,826	$174,732,000
Federal Home Loan Bank (FHLB) advances	20,000,000	20,000,000	15,000,000	15,000,000
Accrued interest payable	268,182	268,182	270,693	270,693

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

June 30, 2026 and 2025

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

The estimated fair value of fee income on letters of credit at June 30, 2026 and 2025 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2026 and 2025.

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 20 -    Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent holding company, Marathon Bancorp, Inc., as of June 30, 2026 and 2025 and for the years then ended.

Parent Only Condensed Balance Sheets

	June 30,
	2026	2025
Assets
Cash in bank subsidiary	$ 7,103,748	$ 7,263,654
Investment in subsidiary, at underlying equity	38,581,933	36,141,469
Loan receivable-ESOP	2,056,002	2,131,932
Other assets	228,652	184,730
Total Assets	$ 47,970,335	$ 45,721,785

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$ 13,138	$ 12,563
Total liabilities	13,138	12,563

Stockholders' equity:
Total stockholders' equity	47,957,197	45,709,222
Total liabilities and stockholders' equity	$ 47,970,335	$ 45,721,785

Parent Only Condensed Statements of Income

	Years Ended June 30,
	2026	2025
Interest income:
Income on ESOP loan	$ 160,552	$ 48,341
Total interest income	160,552	48,341

Non-interest expenses:
Other non-interest expense	(512,296)	(433,207)
Total non-interest expense	(512,296)	(433,207)

Loss before income tax benefit	(351,744)	(384,866)
Income tax benefit	(73,841)	(76,639)

Loss before equity in undistributed earnings of bank	(277,903)	(308,227)

Equity in undistributed earnings of bank	2,069,074	350,672

Net income	$ 1,791,171	$ 42,445

Marathon Bancorp, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Parent Only Condensed Statements of Cash Flows

	Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$ 1,791,171	$ 42,445
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of bank	(2,069,074)	(350,672)
Increase in other assets	(43,922)	(132,030)
Increase in other liabilities	575	788
Net cash used in operating activities	(321,250)	(439,469)

Cash flows from investing activities:
Principal payments on loan receivable-ESOP	75,930	17,694
Cash received from MHC in conversion	-	100,000
Net cash provided by investing activities	75,930	117,694

Cash flows from financing activities:
Net cash proceeds from stock offering	-	15,210,356
Exercise of stock options	209,050	13,314
Distribution to bank subsidiary	-	(7,705,179)
Purchase of ESOP shares	-	(1,354,720)
Purchase and retirement of common stock	(123,636)	(82,165)
Repayments on borrowings from subsidiary bank	-	(1,870,281)
Net cash provided by financing activities	85,414	4,211,325

Net change in cash and cash equivalents	(159,906)	3,889,550

Cash and cash equivalents-beginning of year	7,263,654	3,374,104

Cash and cash equivalents-end of year	$ 7,103,748	$ 7,263,654

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of June 30, 2026.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2026, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission.”  Based on this assessment, management concludes that, as of June 30, 2026, the Company’s internal control over financial reporting is effective.

There were no changes made in our internal controls during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because the Company is classified as a non-accelerated filer.

ITEM 9B: OTHER INFORMATION

During the fourth fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at June 30, 2026.

Name	Age	Positions Held With the Company/Bank
Nicholas W. Zillges	50	President and Chief Executive Officer
Nora Spatz	70	Executive Vice President and Chief Administrative Officer
Michelle Knopf	57	Executive Vice President/Chief Operating Officer
Joy Selting-Buchberger	58	Senior Vice President and Chief Financial Officer
Terry Cornish	58	Senior Vice President and Chief Credit Officer

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

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plans in effect as of June 30, 2026.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding options	Weighted average	available for issuance under
Plan	and rights	exercise price	the plans

Equity compensation plans approved
by stockholders	251,633	$11.51	38,024

Equity compensation plans not approved
by stockholders	-	-	-

Total	251,633	$11.51	38,024

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements-The Company’s consolidated financial statements, for the years ended June 30, 2026 and 2024, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)

Financial Statement Schedules- All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations.”

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on September 26, 2025 (File No. 001-4268)

3.2

Bylaws of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.1

Form of Common Stock Certificate of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Marathon Bancorp, Inc. (File No. 333-251314), initially filed with the Securities and Exchange Commission on December 11, 2020)

4.2

Description of Securities of Marathon Bancorp, Inc. (incorporated by reference to Exhibit 4.2 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission on September 28, 2021.

10.1

Employment Agreement between Marathon Bank and Nicholas W. Zillges, dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.2

Change in Control Agreement between Marathon Bank and Nora Spatz, dated April 14, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.3

Change in Control Agreement between Marathon Bank and Michelle Knopf, dated April 14, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Marathon Bancorp, Inc. (File No. 000-56269), filed with the Securities and Exchange Commission on April 19, 2021) †

10.4

2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2022 (file No. 000-56269)) †

10.5

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.6

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.7

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (file No. 333-265879) filed with the Securities and Exchange Commission on June 28, 2022) †

10.8

Change in Control Agreement between Marathon Bank and Joy C. Selting-Buchberger, dated April 14, 2021 (incorporated by reference to Exhibit 10.8 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 20, 2023) †

10.9

Marathon Bancorp, Inc. 2026 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on April 24, 2026 (file no. 001-42608) †

19

Insider Trading Policy (incorporated by reference to Exhibit 19 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on September 26, 2025 (File No. 001-4268)

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

97

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Marathon Bancorp, Inc. Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on September 26, 2025 (File No. 001-4268)

101

The following materials from Marathon Bancorp, Inc.’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Management contract or compensation plan or arrangement.

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marathon Bancorp, Inc.

Date:	September 16, 2026	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nicholas W. Zillges	President, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2026
Nicholas W. Zillges

/s/ Joy C. Selting-Buchberger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2026
Joy C. Selting-Buchberger

/s/ Amy Zientara	Chairwoman	September 16, 2026
Amy Zientara

/s/ Thomas Grimm	Director	September 16, 2026
Thomas Grimm

/s/ Timothy R. Wimmer	Director	September 16, 2026
Timothy R. Wimmer

/s/ Ann M. Werth	Director	September 16, 2026
Ann M. Werth