Form 10-Q
period 2026-09-30
Marathon Bancorp, Inc. /MD/
filed 2026-11-10
CIK 1835385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 6, 2026, there were 2,998,889 shares of the registrant’s common stock issued and outstanding.

MARATHON BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARATHON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	June 30, 2026
Assets:
Cash and due from banks	$1,768,902	$2,991,473
Federal funds sold	12,844,000	17,823,000
Cash and cash equivalents	14,612,902	20,814,473
Interest earning deposits held in other financial institutions	117,699	154,714
Debt securities available for sale, at fair value	3,824,000	3,922,364
Debt securities held to maturity, at amortized cost (fair value $333,217 and $350,947)	445,385	451,269
Loans, net of allowance of $1,792,096 and $1,746,371, respectively	221,343,422	217,389,034
Accrued interest receivable	750,287	737,872
Foreclosed assets, net	996,373	996,373
Investment in restricted stock, at cost	1,475,296	1,475,296
Cash surrender value life insurance	9,601,020	9,526,981
Premises and equipment, net	4,031,587	3,914,458
Other assets	1,716,255	1,647,406
Total assets	$258,914,226	$261,030,240
Liabilities and Stockholders' Equity:
Liabilities:
Deposits:
Non-interest bearing	$25,296,695	$22,162,777
Interest bearing	175,716,215	167,597,831
Total deposits	201,012,910	189,760,608
Federal Home Loan Bank (FHLB) advances	5,000,000	20,000,000
Other liabilities	4,506,371	3,312,435
Total liabilities	210,519,281	213,073,043
Commitments and Contingent Liabilities (see note 13)	—	—
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 3,006,551 and 3,014,207 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	29,088	29,164
Additional paid-in capital	22,952,355	22,951,727
Retained earnings	27,810,193	27,357,297
Unearned ESOP shares, at cost	(1,942,631)	(1,963,519)
Accumulated other comprehensive loss	(454,060)	(417,472)
Total stockholders' equity	48,394,945	47,957,197
Total liabilities and stockholders' equity	$258,914,226	$261,030,240

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2026	2025
Interest Income:
Loans, including fees	$3,140,202	$2,621,106
Debt securities	27,811	56,814
Other	221,848	197,495
Total interest income	3,389,861	2,875,415
Interest Expense:
Deposits	966,210	782,219
Borrowings and other	131,099	140,172
Total interest expense	1,097,309	922,391
Net Interest Income	2,292,552	1,953,024
Provision for (Recovery of) Credit Losses	39,408	(40,000)
Net Interest Income After Provision for (Recovery of) Credit Losses	2,253,144	1,993,024
Non-Interest Income:
Service charges on deposit accounts	27,218	33,108
Mortgage banking income	70,404	81,262
Increase in cash value of life insurance	74,039	69,893
Other income	16,190	5,415
Total non-interest income	187,851	189,678
Non-Interest Expenses:
Salaries and employee benefits	1,028,638	897,872
Occupancy and equipment expenses	217,615	215,979
Data processing and office	99,497	99,343
Professional fees	274,968	192,521
Marketing expenses	16,055	21,450
Foreclosed assets, net	16,420	16,235
Other expenses	219,051	191,983
Total non-interest expenses	1,872,244	1,635,383
Income Before Provision for Income Taxes	568,751	547,319
Provision for Income Taxes	115,855	103,026
Net Income	$452,896	$444,293

Net income per common share-basic	$0.17	$0.17
Net income per common share-diluted	$0.16	$0.17
Weighted average number of common shares outstanding-basic	2,721,781	2,683,675
Weighted average number of common shares outstanding-diluted	2,781,944	2,690,390

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net Income	$452,896	$444,293
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities
Unrealized holding gains (losses) arising during the period	(45,371)	68,183
Tax effect	9,528	(14,318)
Net amount	(35,843)	53,865

Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(1,908)	(2,302)
Amortization of unrealized losses on debt securities transferred from available for sale to held to maturity (a)	1,163	1,399
Other comprehensive income (loss)	(36,588)	52,962
Comprehensive Income	$416,308	$497,255

(a) The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.

(b) The reclassification is included in the Consolidated Statements of Income as Other Expenses.

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2026	3,014,207	$29,164	$22,951,727	$27,357,297	$(1,963,519)	$(417,472)	$47,957,197
Net income	—	—	—	452,896	—	—	452,896
Other comprehensive loss	—	—	—	—	—	(36,588)	(36,588)
ESOP shares committed to be released (2,363 shares)	—	—	14,549	—	20,888	—	35,437
Exercise of stock options (2,163 shares)	2,163	22	15,976				15,998
Stock-based compensation	—	—	118,880	—	—	—	118,880
Purchase and retirement of common stock shares (9,819 shares)	(9,819)	(98)	(148,777)	—	—	—	(148,875)
Balance, September 30, 2026	3,006,551	$29,088	$22,952,355	$27,810,193	$(1,942,631)	$(454,060)	$48,394,945

						Accumulated
	Common		Additional		Unearned	Other
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2025	2,938,698	$28,962	$22,647,140	$25,566,126	$(2,047,077)	$(485,930)	$45,709,221
Net income	—	—	—	444,293	—	—	444,293
Other comprehensive income	—	—	—	—	—	52,962	52,962
ESOP shares committed to be released (2,363 shares)	—	—	14,555	—	20,883	—	35,438
Stock-based compensation	402	—	38,868	—	—	—	38,868
Balance, September 30, 2025	2,939,100	$28,962	$22,700,563	$26,010,419	$(2,026,194)	$(432,968)	$46,280,782

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income	$452,896	$444,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,767	69,994
Provision for (Recovery of) credit losses	39,408	(40,000)
Stock-based compensation expense	118,880	38,868
ESOP expense	35,437	35,438
Net amortization of discounts and premiums on debt securities	500	1,154
Amortization of deferred loan fees, net	(18,677)	(33,335)
Net gain on sale of loans	(29,028)	(41,161)
Deferred tax expense (benefit)	(5,149)	28,595
Earnings on cash value of life insurance	(74,039)	(69,893)
Net change in accrued interest receivable	(12,415)	(32,956)
Originations of loans held for sale	(1,279,400)	(1,632,024)
Proceeds from loans held for sale	1,308,428	1,673,185
Net change in operating leases	(237)	57
Net change in other assets	(56,080)	(107,801)
Net change in other liabilities	1,228,062	129,547
Net Cash Provided by Operating Activities	1,777,353	463,961
Investing Activities:
Net change in interest-bearing deposits in other financial institutions	37,015	(581,031)
Proceeds from maturities, calls and repayments of debt securities available for sale	52,302	93,654
Proceeds from maturities and calls of debt securities held to maturity	7,236	14,379
Net increase in loans	(3,979,711)	(5,389,646)
Purchases of property and equipment	(215,191)	(7,327)
Net Cash Used in Investing Activities	(4,098,349)	(5,869,971)
Financing Activities:
Net change in deposits	11,252,302	6,480,764
Repayments of FHLB advances, net	(15,000,000)	—
Exercise of stock options	15,998	—
Purchase and retirement of common stock	(148,875)	—
Net Cash Provided by (Used in) Financing Activities	(3,880,575)	6,480,764
Net Change in Cash and Cash Equivalents	(6,201,571)	1,074,754
Cash and Cash Equivalents, Beginning of Period	20,814,473	14,385,736
Cash and Cash Equivalents, End of Period	$14,612,902	$15,460,490
Supplemental Disclosure of Cash Flow Information
Cash payments for
Interest	$853,099	$847,435
Taxes	50,000	85,000

See accompanying notes to the consolidated financial statements.

MARATHON BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On April 21, 2025, the Company completed its conversion from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). In connection with the Conversion, the Mutual Holding Company ceased to exist. Also, as part of the Conversion, the Company sold 1,693,411 shares of its common stock, which included 135,472 shares issued to the Employee Stock Ownership Plan (“ESOP”), at a price of $10.00 per share to the public. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the Mutual Holding Company) was converted into new shares of Company common stock based on an exchange ratio of 1.3728-to-1. Following the completion of the Conversion, the Company’s shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “MBBC.”

The Company generated gross proceeds of $16.9 million from the Conversion. Offering expenses in connection with the Conversion were $1.7 million which were netted against the gross proceeds.

In connection with the Conversion, the Company provided a term loan to the ESOP to finance the ESOP’s purchase of the 135,472 shares noted above. The Company combined its existing outstanding ESOP loan in the amount of $777,212 with this new loan resulting in a new term loan to the ESOP of $2.1 million which will be repaid in annual installments over 25 years through April 2049.

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

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2026 data was derived from the audited consolidated financial statements and notes of the Company. The interim consolidated financial statements at and for the three months ended September 30, 2026 and 2025 are unaudited.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 2026 are not necessarily indicative of the results for the fiscal year ending June 30, 2027 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal years ended June 30, 2026 and 2025 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 2026.

Recent Accounting Pronouncements

This section provides a summary description of recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification (“ASC”) that had or that management expects may have an impact on the consolidated financial statements issued upon adoption.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans, which expands the scope of acquired financial assets subject to the gross-up approach under Topic 326. Specifically, loans, excluding credit card receivables, acquired without credit deterioration and loans considered “seasoned” would be accounted for using the gross-up approach at acquisition, which requires the initial ACL at acquisition to be added to the amortized cost basis of the loans. The effective date of the amendment is for annual reporting periods beginning after December 15, 2026. The Company is evaluating the updated guidance to determine its impact on the consolidated financial statements.

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

	For the Three Months
	Ended September 30,
	2026	2025

Net income applicable to common stock	$452,896	$444,293

Average number of shares outstanding	2,942,676	2,914,021
Less: Average unallocated ESOP shares	220,895	230,346

Average number of common shares outstanding used to calculate basic earnings per share	2,721,781	2,683,675
Effect of dilutive restricted stock awards and stock options	60,163	6,715
Average number of common shares outstanding used to calculate diluted earnings per share	2,781,944	2,690,390

Earnings per common share:
Basic	$0.17	$0.17
Diluted	0.16	0.17

Note 3- Debt Securities

The amortized cost and fair value of debt securities, with gross unrealized gains and losses, are as follows as of September 30, 2026 and June 30, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2026
Available for sale debt securities
States and municipalities	$379,968	$8	$(96)	$379,880
Mortgage-backed	522,826	20,827	(34,002)	509,651
Corporate bonds	3,500,000	—	(565,531)	2,934,469
	$4,402,794	$20,835	$(599,629)	$3,824,000
Held to maturity debt securities
Mortgage-backed	$445,385	$—	$(112,168)	$333,217

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2026
Available for sale debt securities
States and municipalities	$379,934	$143	$(181)	$379,896
Mortgage-backed	575,853	21,419	(28,911)	568,361
Corporate bonds	3,500,000	—	(525,893)	2,974,107
	$4,455,787	$21,562	$(554,985)	$3,922,364
Held to maturity debt securities
Mortgage-backed	$451,269	$—	$(100,322)	$350,947

There is no allowance for credit losses on available for sale and held to maturity debt securities at September 30, 2026 and June 30, 2026. Securities with a carrying value of approximately $5,000 and $11,000 as of September 30, 2026 and June 30, 2026, respectively, were pledged to secure public deposits and debt. Accrued interest receivable totaled $21,626 and $34,745 as of September 30, 2026 and June 30, 2026, respectively and is excluded from the measurement of credit losses.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2026, are as follows:

	Available for Sale Debt Securities		Held to Maturity Debt Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2026
Due in one year or less	$299,968	$299,932	$—	$—
Due from more than one to five years	2,080,000	1,744,948	—	—
Due from more than five to ten years	1,500,000	1,269,469	—	—
	3,879,968	3,314,349	—	—
Mortgage-backed securities (with no specific maturity)	522,826	509,651	445,385	333,217
	$4,402,794	$3,824,000	$445,385	$333,217

There were no sales of available for sale debt securities during the three month periods ended September 30, 2026 and 2025. There were also no transfers of debt securities between categories during the three month periods ended September 30, 2026 and 2025. The following tables show the gross unrealized losses and fair value of the Company’s securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and June 30, 2026:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2026
Available for sale debt securities
States and municipalities	$(70)	$199,898	$(26)	$114,974	$(96)	$314,872
Mortgage-backed	(3,604)	115,815	(30,398)	315,370	(34,002)	431,185
Corporate bonds	—	—	(565,531)	2,934,469	(565,531)	2,934,469
	$(3,674)	$315,713	$(595,955)	$3,364,813	$(599,629)	$3,680,526

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2026
Available for sale debt securities
States and municipalities	$—	$—	$(181)	$114,819	$(181)	$114,819
Mortgage-backed	(1,302)	105,607	(27,609)	360,751	(28,911)	466,358
Corporate bonds	—	—	(525,893)	2,974,107	(525,893)	2,974,107
	$(1,302)	$105,607	$(553,683)	$3,449,677	$(554,985)	$3,555,284

There were 12 securities in an unrealized loss position in the less than 12 months category and 25 securities in the 12 months or more category at September 30, 2026. There were 8 securities in an unrealized loss position in the less than 12 months category and 27 securities in the 12 months or more category at June 30, 2026. Unrealized losses have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions and does not indicate a permanent credit impairment of fair value. The contractual terms of the securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Mortgage-backed securities held to maturity are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation. It is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Accordingly, no allowance for credit losses has been recorded.

Note 4- Loans

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $728,661 at September 30, 2026 and $703,127 as of June 30, 2026, from the amortized cost basis of loans and measurement of credit loss.

A summary of loans by major category follows:

	September 30, 2026	June 30, 2026

	(Dollars in thousands)
Commercial real estate	$100,430	$95,912
Commercial and industrial	2,385	2,749
Construction	—	137
One-to-four-family residential	60,329	63,540
Multi-family real estate	56,803	53,939
Consumer	3,335	2,979
Total loans	223,282	219,256
Deferred loan fees	(147)	(121)
Allowance for credit losses	(1,792)	(1,746)
Loans, net	$221,343	$217,389

The following tables summarize the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2026 and 2025:

	Allowance for Credit Losses-Loans-Three Months Ended September 30, 2026
	(Dollars in thousands)

				Provision for
				(Recovery of)
				Credit
	Beginning			Losses-	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
	July 1, 2026				September 30, 2026
Commercial real estate	$298	$—	$—	$123	$421
Commercial and industrial	44	—	—	(38)	6
Construction	—	—	—	—	—
One-to-four-family residential	1,172	—	—	(78)	1,094
Multi-family real estate	222	—	—	38	260
Consumer	10	—	2	(1)	11
Total loans	$1,746	$—	$2	$44	$1,792

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

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

	Three Months
	Ended
	September 30,
	2026	2025
Provision for (recovery of) credit losses:
Provision for (recovery of) loans	$44,000	$(40,000)
Provision for unfunded commitments	(4,592)	—
Total provision for (recovery of) credit losses	$39,408	$(40,000)

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

Watch- A watch grade is assigned to any credit that is adequately secured and performing but monitored for a number of indicators.  These characteristics may include, but are not limited to:  any unexpected short-term adverse financial performance from budgeted projections or prior period results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.), any managerial or personal problems of company management, a decline in the entire industry or local economic conditions, failure to provide financial information or other documentation as requested, issues regarding delinquency, overdrafts, or renewals, and any other issues that cause concern for the Company.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2026 based on fiscal year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2027	2026	2025	2024	2023	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$5,447	$17,945	$27,479	$1,945	$3,171	$43,636	$161	$—	$99,784
Watch	—	—	—	—	646	—	—	—	646
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$5,447	$17,945	$27,479	$1,945	$3,817	$43,636	$161	$—	$100,430

Commercial and industrial
Pass	$—	$613	$324	$22	$229	$1,142	$55	$—	$2,385
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$—	$613	$324	$22	$229	$1,142	$55	$—	$2,385

Construction
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family real estate
Pass	$4,890	$21,340	$3,596	$1,229	$631	$25,095	$22	$—	$56,803
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$4,890	$21,340	$3,596	$1,229	$631	$25,095	$22	$—	$56,803

One-to-four-family residential
Performing	$2,488	$15,424	$7,464	$2,474	$4,648	$27,765	$—	$—	$60,263
Non-performing	—	—	—	—	—	66	—	—	66
Total one-to-four-family	$2,488	$15,424	$7,464	$2,474	$4,648	$27,831	$—	$—	$60,329

Consumer
Performing	$—	$72	$124	$22	$16	$21	$3,080	$—	$3,335
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$—	$72	$124	$22	$16	$21	$3,080	$—	$3,335

Total loans	$12,825	$55,394	$38,987	$5,692	$9,341	$97,725	$3,318	$—	$223,282

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of watch, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2026 based on fiscal year of origination:

								Revolving
								Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total

	(Dollars in thousands)
Commercial real estate
Pass	$18,005	$27,422	$1,975	$3,192	$21,552	$22,944	$174	$—	$95,264
Watch	—	—	—	648	—	—	—	—	648
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial real estate	$18,005	$27,422	$1,975	$3,840	$21,552	$22,944	$174	$—	$95,912

Commercial and industrial
Pass	$655	$343	$24	$288	$349	$1,037	$53	$—	$2,749
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$655	$343	$24	$288	$349	$1,037	$53	$—	$2,749

Construction
Pass	$137	$—	$—	$—	$—	$—	$—	$—	$137
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction	$137	$—	$—	$—	$—	$—	$—	$—	$137

Multi-family real estate
Pass	$23,035	$3,606	$1,233	$632	$15,369	$10,042	$22	$—	$53,939
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total multi-family real estate	$23,035	$3,606	$1,233	$632	$15,369	$10,042	$22	$—	$53,939

One-to-four-family residential
Performing	$17,216	$8,960	$2,486	$5,139	$8,650	$21,023	$—	$—	$63,474
Non-performing	—	—	—	—	—	66	—	—	66
Total one-to-four-family	$17,216	$8,960	$2,486	$5,139	$8,650	$21,089	$—	$—	$63,540

Consumer
Performing	$74	$133	$26	$19	$30	$—	$2,697	$—	$2,979
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$74	$133	$26	$19	$30	$—	$2,697	$—	$2,979

Total loans	$59,122	$40,464	$5,744	$9,918	$45,950	$55,112	$2,946	$—	$219,256

The following tables summarize the aging of the past due and nonaccrual loans by loan class within the portfolio segments as of September 30, 2026 and June 30, 2026:

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
September 30, 2026
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	33,336	—	—	66,194
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$33,336	$—	$—	$66,194

Still Accruing
	30-59 Days	60-89 Days	Over 90 Days	Nonaccrual
	Past Due	Past Due	Past Due	Balance
June 30, 2026
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	269,911	—	—	66,332
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$269,911	$—	$—	$66,332

Individually Evaluated Loans

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis in accordance with ASC 326. Information for loans evaluated individually is set forth below.

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of September 30, 2026 and June 30, 2026 and interest income recorded on nonaccrual loans in each of the three months ended September 30, 2026 and the year ended June 30, 2026.

September 30, 2026
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Three Months Ended
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,194	—	—
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,194	$—	$—

June 30, 2026
	Nonaccrual loans	Loans Past Due
	Without an Allowance	Over 90 Days	Interest Income
	For Credit Loss	Still Accruing	Year Ended
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Construction	—	—	—
One-to-four-family residential	66,332	—	—
Multi-family real estate	—	—	—
Consumer	—	—	—
Total loans	$66,332	$—	$—

The following tables present the amortized cost basis of collateral-dependent loans by loan class as of September 30, 2026 and June 30, 2026.

September 30, 2026
	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,194	—	66,194	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,194	$—	$66,194	$—

June 30, 2026

	Real Estate	Non-Real Estate	Total Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Construction	—	—	—	—
One-to-four-family residential	66,332	—	66,332	—
Multi-family real estate	—	—	—	—
Consumer	—	—	—	—
Total	$66,332	$—	$66,332	$—

There were no loans during the three months ended September 30, 2026 and 2025 that were modified to borrowers experiencing financial difficulty.

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

The following tables present information about the Company’s leases as of and for the three months ended September 30, 2026 and 2025 and as of June 30, 2026:

	As of	As of
	September 30,	June 30,
	2026	2026
Right-of-use assets (included in premises and equipment on consolidated balance sheets)	$299,123	$328,418
Lease liabilities (included in other liabilities on consolidated balance sheets)	295,737	325,269
Weighted average remaining lease term	5.03 years	4.27 years
Weighted average discount rate	3.37%	2.86%

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2026	2025
Operating lease costs	$32,003	$32,003
Short-term lease costs	10,020	9,870
Total lease costs	$42,023	$41,873

Cash paid for amounts included in measurement of lease liabilities	$32,240	$31,946

As of September 30, 2026, future maturities of the lease liabilities described above are as follows for each of the respective future fiscal years:

Year ending June 30, 2027		$86,470
Year ending June 30, 2028		48,620
Year ending June 30, 2029		43,200
Year ending June 30, 2030		43,200
Year ending June 30, 2031		43,200
Thereafter		57,600
Total		322,290
Less: Present value discount		26,553
Lease liabilities		$295,737

Note 6 - Foreclosed Assets

Real estate owned activity was as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2026	September 30, 2025
Balance July 1,	$2,312,240	$2,312,240
Loans transferred to real estate owned	—	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	$2,312,240	$2,312,240

Activity in the valuation allowance is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2026	September 30, 2025
Balance July 1,	$1,315,867	$1,315,867
Provisions/(recoveries) charged (credited) to expense	—	—
Reductions from sales of real estate owned	—	—
Direct write-downs	—	—
Sales of real estate owned	—	—
Balance September 30,	$1,315,867	$1,315,867

Expenses related to foreclosed assets include:

	Three Months	Three Months
	Ended	Ended
	September 30, 2026	September 30, 2025
Balance July 1,	$—	$—
Net loss (gain) on sales	—	—
Provisions for unrealized losses	—	—
Operating expenses, net of rental income	16,420	16,235
Sales of real estate owned	—	—
Balance September 30,	$16,420	$16,235

During the fiscal year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (“OREO”), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million. The recorded investment in one-to-four-family owner occupied properties that were in the process of foreclosure was $66,194 and $66,332 at September 30, 2026 and June 30, 2026, respectively.

Note 7 - Deposits

Major classifications of deposits are as follows as of September 30, 2026 and June 30, 2026. Brokered deposits totaled $14.0 million at September 30, 2026 and June 30, 2026.

	At September 30, 2026		At June 30, 2026
	Amount	Percent	Amount	Percent
Non-interest-bearing demand accounts	$25,296,695	12.58%	$22,162,777	11.68%
Demand, NOW, money market accounts	52,498,848	26.12%	55,266,618	29.12%
Savings accounts	37,654,689	18.73%	37,469,846	19.75%
Certificates of deposit	85,562,678	42.57%	74,861,367	39.45%
Total	$201,012,910	100.00%	$189,760,608	100.00%

Note 8- Borrowings

There was $5.0 million in borrowings from the Federal Home Loan Bank of Chicago (“FHLB”) as of September 30, 2026. The borrowing at September 30, 2026 consisted of one separate $5.0 million 5-year term callable putable advance with a maturity date in October 2028 which has a call date beginning in October 2026. This advance has an interest rate of 3.73%. The putable advance can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. This was called and paid off on October 13, 2026.

There was $20.0 million in borrowings from the Federal Home Loan Bank of Chicago (“FHLB”) as of June 30, 2026. The borrowings at June 30, 2026 consisted of three - $5.0 million 5-year term callable putable advances with maturity dates in September 2028, October 2028 and February 2030 which have call dates beginning in September 2026, October 2026 and August 2026, respectively. These putable advances can be called quarterly until maturity at the option of the FHLB. If any advance is terminated requiring repayment prior to stated maturity, the FHLB will offer replacement funding at the then-prevailing rate of interest for an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. $10.0 million of these borrowings were called and paid off during the first quarter of fiscal 2027. Borrowings also include a $5.0 million fixed rate borrowing that matured in July 2026. This was paid off in July 2026.

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to retain, free of all other pledges, liens, and encumbrances, commercial, commercial real estate, and residential loans. The advances reprice daily at market rates. The pledged loans are discounted at a factor of 24% to 38% when aggregating the amount of loans required by the pledge agreement. The amount of eligible collateral was $101.4 million and $101.0 million as of September 30, 2026 and June 30, 2026, respectively. Based on eligible collateral, net of outstanding borrowings, the Company had available $86.4 million to borrow from the FHLB as of September 30, 2026. There was FHLB stock of $1,475,296 pledged as of September 30, 2026 and June 30, 2026. The Company also has $23.4 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank as of September 30, 2026. There were no borrowings under these arrangements at September 30, 2026 and June 30, 2026.

Note 9- Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2026 and 2025, are as follows:

	Unrealized	Unrealized
	Losses on	Losses on Transfers of
	Available	Available for Sale Debt
	for Sale Debt	Securities to Held
	Securities	To Maturity	Total
September 30, 2026
Balance, beginning of period	$(387,745)	$(29,727)	$(417,472)
Other comprehensive loss before reclassifications (net of tax)	(35,843)	—	(35,843)
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,163	1,163
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(1,908)	—	(1,908)
Balance, end of period	$(425,496)	$(28,564)	$(454,060)

(a)	The reclassification adjustment is reflected in the Consolidated Statements of Income as Interest Income-Debt Securities.
(b)	The reclassification adjustment is included in the Consolidated Statements of Income as Other Expenses.

	Unrealized	Unrealized
	Losses on	Losses on Transfers of
	Available	Available for Sale Debt
	for Sale Debt	Securities to Held
	Securities	To Maturity	Total
September 30, 2025
Balance, beginning of period	$(451,309)	$(34,621)	$(485,930)
Other comprehensive income before reclassifications (net of tax)	53,865	—	53,865
Amortization of amounts transferred from debt securities available for sale to held to maturity (a)	—	1,399	1,399
Reclassification adjustment for amortization of stranded tax effect from change in tax legislation (b)	(2,302)	—	(2,302)
Balance, end of period	$(399,746)	$(33,222)	$(432,968)

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. A qualifying community bank may elect to utilize the CBLR in lieu of the general capital requirements and will be considered well capitalized if it exceeds the minimum CBLR of 9.0%. The CBLR framework also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank opted into the CBLR framework as of September 30, 2026 and June 30, 2026. In April 2026, the federal banking agencies issued a final rule to lower the CBLR to 8% and extend the grace period to four quarters. The new rule was effective as of July 1, 2026.

As of September 30, 2026 and June 30, 2026, management believes the Bank has met all capital adequacy requirements to which it is subject. As of September 30, 2026 and June 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2026	(Dollars in thousands)
Tier I Capital to Average Assets	$39,711	14.81%	$18,770	>	7.0%	$21,453	>	8.0%

Minimum To Be Well
Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirements			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

June 30, 2026	(Dollars in thousands)
Tier I Capital to Average Assets	$38,999	15.34%	$20,344	>	8.0%	$22,887	>	9.0%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth, as defined, in an amount equal to at least 6.0% of its total assets. At September 30, 2026, the Bank’s net worth was $39,257,624 and general credit loss reserve was $1,792,096 totaling 15.86% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2026, the Bank’s net worth was $38,581,933 and general credit loss reserve was $1,746,371, totaling 15.45% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.

Note 11 -    Employee Benefit Plans

The Company provides a 401(k) salary deferral plan to substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. In addition, the Company provides discretionary matching and profit-sharing contributions as well as a safe harbor contribution.

Effective upon the completion of the Company’s initial public stock offering in April 2021, the Company established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $873,970 in proceeds from a term loan obtained from the Company to purchase 87,397 shares of common stock in the initial public offering at a price of $10.00 per share.  Also, as part of the Conversion, the Company sold 135,472 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the April 2021 ESOP loan ($777,212) and the new ESOP loan ($1,354,720) were combined as of the date of the Conversion. The new ESOP loan will be repaid principally from the Company’s contribution to the ESOP in annual payments through 2049 at a variable interest rate at the Bank’s prime rate. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Company recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $35,437 (upon the release of 2,363 shares) and $35,438 (upon the release of 2,363 shares) of compensation expense for the three months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there were 219,713 shares not yet released having an aggregate market value of approximately $3,295,695. Participants will become fully vested upon completion of three years of credited service. Eligible employees who were employed with the Company shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Note 12 - Stock-Based Compensation

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

Stock Options

On June 15, 2026, a total of 131,317 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2026 Plan (33,868 and 97,449 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2036.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 4.32%; volatility factors of the expected market price of the Company's common stock of 29.24%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options is derived by using the simplified method as the Company has limited historical exercise experience from its other stock-based compensation plans. Based upon these assumptions, the weighted average fair value of options granted was $5.72.  There were 38,024 stock option awards available for issuance under the 2026 Plan as of June 30, 2026.

On June 28, 2022, a total of 100,481 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 Plan (25,496 and 74,985 options were awarded to directors and employees, respectively). Director awards are considered non-qualified stock options while employee awards are considered incentive stock options. During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 10,498 options. An additional 3,996 of options were forfeited by an employee during the year ended June 30, 2025. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.27%; volatility factors of the expected market price of the Company's common stock of 20.76%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options was derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans at the time of issuance. Based upon these assumptions, the weighted average fair value of options granted was $3.33.

On May 16, 2023, a total of 53,992 stock option awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 Plan (5,996 and 47,996 options were awarded to directors and employees, respectively). The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company's common stock of 20.71%; weighted average expected lives of the options of 6.5 years; cash dividend yield of 0%. The expected term of the options was derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans at the time of issuance. Based upon these assumptions, the weighted average fair value of options granted was $2.72. On June 28, 2025, there were 5,996 stock option awards granted to two employees.  As of June 30, 2026, no future stock option awards remain under the 2022 Plan and 38,024 remain under the 2026 Plan.

Stock option expense amortized to expense for the three months ended September 30, 2026 and 2025 was $55,597 and $15,827, respectively. At September 30, 2026, total unrecognized compensation expense related to stock options was $827,900, and will be amortized to expense over a remaining period of 3.7 years.

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

A summary of stock option activity and related information for the three months ended September 30, 2026 is as follows.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2026	251,633	$11.51	8.34	$949,649
Granted	—	—	—	—
Exercised	(2,163)	7.36	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2026	249,470	11.54	8.22	862,746

Exercisable, September 30, 2026	66,056	$7.70	6.02	$482,021

Restricted Stock Awards

On June 15, 2026, a total of 53,590 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2026 Plan (13,544 and 40,046 shares were granted to directors and employees, respectively). The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company).  As of June 30, 2026, 14,146  restricted stock awards remain available for issuance under the 2026 Plan.

On June 28, 2022, a total of 55,191 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 Plan (13,198 and 41,993 shares were granted to directors and employees, respectively). On May 16, 2023, a total of 8,595 restricted stock awards were granted to the Bank’s directors, executive officers, senior officers and other officers under the 2022 Plan (1,800 and 6,795 shares were granted to directors and employees, respectively). During the year ended June 30, 2023, a director and employee retired resulting in the forfeiture of 4,199 restricted stock awards. An additional 1,296 of restricted stock awards were forfeited by an employee during the year ended June 30, 2026. The restricted stock awards vest ratably over five years (20% per year for each year of the participant’s service with the Company). On June 28, 2025, there were 402 shares of restricted stock granted to two employees. As of June 30, 2026, no restricted stock awards remain under the 2022 Plan.

 Restricted stock expense was $63,283 and $23,041 for the three months ended September 30, 2026 and 2025, respectively. At September 30, 2026, future compensation expense related to non-vested restricted stock outstanding was $816,376 which will be amortized over a remaining period of 3.5 years.

A summary of restricted stock activity and related information for the three months ended September 30, 2026, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2026	68,910	$13.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2026	68,910	13.24

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

As of September 30, 2026 and June 30, 2026, the following financial instruments were outstanding where contract amounts represent credit risk:

	September 30, 2026	June 30, 2026
Commitments to grant loans	$1,093,750	$7,027,000
Unused commitments under lines of credit	3,973,657	4,877,679
MPF credit enhancements	800,704	785,564

The Company, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion as of September 30, 2026 and June 30, 2026, the financial condition and results of operations of the Company would not be materially affected by the outcome of such legal proceedings.

Note 14- Fair Value of Assets and Liabilities

In accordance with ASC 820, Fair Value Measurement, the Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

ASC 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The following table sets forth assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and June 30, 2026:

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Available for sale debt securities:
States and municipalities	$379,880	$—	$379,880	$—
Mortgage-backed	509,651	—	509,651	—
Corporate bonds	2,934,469	—	1,269,469	1,665,000
Total assets	$3,824,000	$—	$2,159,000	$1,665,000

		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Available for sale debt securities:
States and municipalities	$379,896	$—	$379,896	$—
Mortgage-backed	568,361	—	568,361	—
Corporate bonds	2,974,107	—	1,299,107	1,675,000
Total assets	$3,922,364	$—	$2,247,364	$1,675,000

For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

The following table represents changes in the Company’s available for sale debt securities measured at fair value on a recurring basis using unobservable inputs (Level 3). The Company had one investment security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2026 and June 30, 2026. The investment is valued on a quarterly basis by a third-party valuation specialist. The Level 3 valuation is based on the 5/30 swap curve, floated at 1%, which is considered a significant unobservable input.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2026	2025
Balance at July 1,	$1,675,000	$1,610,000
Unrealized gains (losses) included in other comprehensive income	(10,000)	50,000
Balance at September 30,	$1,665,000	$1,660,000

Under certain circumstances the Company may make adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The Company had Level 3 financial assets measured at fair value on a nonrecurring basis, which are summarized below:

	September 30,	June 30,	Valuation	Unobservable	Range
	2026	2026	Technique	Input	(Weighted Avg.)

Foreclosed assets (OREO)	$996,373	$996,373	Collateral valuation	Discount from market value	September 30, 2026: 10%-75%
					June 30, 2026: 10%-75%

Collateral dependent financial assets	$66,194	$66,332	Appraisal	Discount from market value	0%

Financial Disclosures about Fair Value of Financial Instruments

ASC 820 requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	September 30, 2026		June 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,768,902	$1,768,902	$2,991,473	$2,991,473
Federal funds sold	12,844,000	12,844,000	17,823,000	17,823,000
Interest bearing deposits in other financial institutions	117,699	117,699	154,714	154,714
Available for sale debt securities	3,824,000	3,824,000	3,922,364	3,922,364
Held to maturity debt securities	445,385	333,217	451,269	350,947
Loans, net	221,343,422	219,049,000	217,389,034	215,689,000
Investment in restricted stock	1,475,296	1,475,296	1,475,296	1,475,296
Accrued interest receivable	750,287	750,287	737,872	737,872
Financial Liabilities
Deposits	$201,012,910	$200,692,000	$189,760,608	$189,580,000
Federal Home Loan Bank ("FHLB") advances	5,000,000	5,000,000	20,000,000	20,000,000
Accrued interest payable	512,392	512,392	268,182	268,182

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

Loans– The fair value of variable rate loans that reprice frequently is based on carrying values. The fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in level 3 of the fair value hierarchy. Loans held for sale are included with loans, net above, with fair value based on commitments on hand from investors or prevailing market prices and is categorized in level 3 of the fair value hierarchy.

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

The estimated fair value of fee income on letters of credit at September 30, 2026 and June 30, 2026 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2026 and June 30, 2026.

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

A description of the Company’s revenue streams accounted for under Topic 606 follows:

Service Charges on Deposit Accounts: Service charges on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers. Charges include, but are not limited to, overdraft fees, non-sufficient fund fees, dormant fees, and monthly service charges. Such fees are recognized at a point in time concurrent with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date.

Gains (Losses) on Sales of Foreclosed Assets: The Company records a gain or loss from a sale of foreclosed assets at a point in time when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If the Company finances the sale of foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized, and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying consolidated financial statements. You should read the information in this section in conjunction with the business and financial information regarding Marathon Bancorp, Inc. provided in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 as filed with the Securities and Exchange Commission on September 16, 2026.

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

The allowance for credit losses (“ACL”) at September 30, 2026 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Changes in the Wisconsin unemployment rate, the Wisconsin annual housing price index and the Wisconsin annual gross domestic product could have a material impact on the model’s estimation of the allowance for credit losses. Marathon Bank’s methodology for maintaining its allowance for credit losses includes various levels within each of the aforementioned criteria. Set forth below is a hypothetical change to the next level within Marathon Bank’s allowance calculation. Changing these levels as of September 30, 2026, from those actually used on September 30, 2026 to the next highest or lowest level resulted in an increase in Marathon Bank’s allowance for credit losses of $41,000, or 2.2%.

As of September 30, 2026

Historical Actual	Hypothetical Change

Wisconsin Unemployment (3.0%-3.4%)	3.4%-5.0%
Wisconsin Annual Housing Price Index (4.9%-6.3%)	3.1%-4.9%
Wisconsin Annual Gross Domestic Product (4.0%-5.4%)	2.5%-4.0%

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

Comparison of Financial Condition at September 30, 2026 and June 30, 2026

Total Assets. Total assets decreased $2.1 million, or 0.8%, to $258.9 million at September 30, 2026, from $261.0 million at June 30, 2026. The decrease was primarily due to a decrease in cash and cash equivalents of $6.2 million, or 29.8%, which was offset by an increase in loans, net of $4.0 million, or 1.8%. The remaining asset categories showed no significant changes when comparing September 30, 2026 with June 30, 2026.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $6.2 million, or 29.8%, to $14.6 million at September 30, 2026, from $20.8 million at June 30, 2026, primarily due to repayments on borrowings of $15.0 million, or 75.0% and an increase in loans, net of $4.0 million, or 1.8%. These changes were offset by an increase in deposits of $11.3 million, or 5.9%.

Debt Securities Available for Sale. Total debt securities available for sale decreased by $98,000, or 2.5%, to $3.8 million at September 30, 2026 from $3.9 million at June 30, 2026 due to normal paydowns.

Loans. Gross loans increased $4.0 million, or 1.8%, to $223.2 million at September 30, 2026, from $219.2 million at June 30, 2026. The increase was primarily due to an increase in commercial and multi-family real estate loans of $4.5 million and $2.9 million, respectively. These increases were offset by a decrease in one-to-four-family residential loans of $3.2 million, or 5.1%. The increase in commercial and multi-family real estate loans was due to a strategic decision to grow both of these portfolios. The decrease in one-to-four-family residential loans was due to payoffs including refinancings at other financial institutions. The remaining categories of loans showed no substantial changes.

The following table presents the commercial real estate portfolio by industry sector at September 30, 2026 and June 30, 2026.

	Loans by Industry Sector		Loans by Industry Sector
	At September 30,	Percentage of	At June 30,	Percentage of
	2026	Total	2026	Total

	(Dollars in thousands)		(Dollars in thousands)
Commercial real estate loans:
Owner occupied real estate:
Office	$2,674%	2.66	$2,694%	2.81
Warehouse	1,266	1.26	1,279	1.33
Retail	1,091	1.09	1,104	1.15
Accommodation and food service	1,787	1.78	1,807	1.88
Mixed use	1,776	1.77	1,797	1.87
Other real estate	436	0.43	441	0.46
Total owner occupied real estate	9,030	8.99	9,122	9.51

Non-owner occupied real estate:
Office	5,472	5.45	5,560	5.80
Warehouse	2,556	2.55	2,585	2.70
Industrial	23,605	23.50	23,749	24.76
Retail	43,848	43.66	41,791	43.57
Accommodation and food service	9,531	9.49	9,380	9.78
Mixed use	4,266	4.25	1,584	1.65
Land	1,615	1.61	1,630	1.70
Other real estate	507	0.50	511	0.53
Total non-owner occupied real estate	91,400	91.01	86,790	90.49

Total commercial real estate loans	$100,430%	100.00	$95,912%	100.00

Foreclosed Assets. Foreclosed assets, net remained unchanged at $996,000 when comparing September 30, 2026 with June 30, 2026.

Deposits. Total deposits increased by $11.3 million, or 5.9%, to $201.0 million at September 30, 2026, from $189.8 million at June 30, 2026 primarily due to an increase in certificates of deposit balances of $10.7 million, or 14.3%. There was also a shift in funds from interest bearing demand, NOW and money market accounts to non-interest bearing demand deposits due to new, non-interest bearing accounts being established, offset by the disbursement of funds held in a money market account.

Federal Home Loan Bank (FHLB) Advances. FHLB advances decreased by $15.0 million to $5.0 million at September 30, 2026 due to three borrowings being paid off during the three months ended September 30, 2026.

Stockholders’ Equity. Total stockholders’ equity increased by $438,000 to $48.4 million when comparing September 30, 2026 with June 30, 2026 primarily due to net income of $453,000.

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

	For the Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$221,101	$3,140	5.75%	$201,872	$2,621	5.25%
Debt securities	4,333	28	2.57%	5,673	57	4.05%
Cash and cash equivalents	21,122	187	3.56%	15,822	171	4.36%
Other	1,475	35	9.68%	1,329	26	7.99%
Total interest-earning assets	248,031	3,390	5.53%	224,696	2,875	5.17%
Noninterest-earning assets	18,538			18,672
Total assets	$266,569			$243,368
Interest-bearing liabilities:
Demand, NOW and money market deposits	$55,631	242	1.73%	$53,338	229	1.71%
Savings deposits	36,989	13	0.14%	39,779	14	0.14%
Certificates of deposit	83,431	711	3.43%	65,938	539	3.28%
Total interest-bearing deposits	176,051	966	2.20%	159,055	782	1.96%
FHLB advances and other borrowings	13,746	131	3.84%	15,000	140	3.75%
Total interest-bearing liabilities	189,797	1,097	2.31%	174,055	922	2.12%
Non-interest bearing demand deposits	32,799			29,141
Other non-interest bearing liabilities	3,017			1,904
Total liabilities	225,613			205,100
Total stockholders' equity	40,956			38,268
Total liabilities and stockholders' equity	$266,569			$243,368
Net interest income		$2,293			$1,953
Net interest rate spread (2)			3.22%			3.05%
Net interest-earning assets (3)	$58,234			$50,641
Net interest margin (4)			3.72%			3.49%
Average interest-earning assets to interest-bearing liabilities	130.68%			129.09%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$505	$14	$519
Debt securities	(27)	(2)	(29)
Cash and cash equivalents	116	(100)	16
Other	6	3	9
Total interest-earning assets	600	(85)	515
Interest-bearing liabilities:
Demand, NOW and money market deposits	20	(7)	13
Savings deposits	(2)	1	(1)
Certificates of deposit	286	(114)	172
Total interest-bearing deposits	304	(120)	184
FHLB advances and other borrowings	(24)	15	(9)
Total interest-bearing liabilities	280	(105)	175
Change in net interest income	$320	$20	$340

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. Net income was $453,000 for the three months ended September 30, 2026, an increase of $9,000, or 2.0%, from net income of $444,000 for the three months ended September 30, 2025. The increase in net income was primarily attributable to an increase in net interest income of $340,000. The increase in net interest income was offset by an increase in non-interest expenses of $237,000 and an increase in the provision for (recovery of ) credit losses to a provision for credit losses of $39,000 for the three months ended September 30, 2026 from a recovery of credit losses for the three months ended September 30, 2025 of $40,000.

Interest Income. Interest income increased by $514,000, or 17.9%, to $3.4 million for the three months ended September 30, 2026 as compared to $2.9 million for the three months ended September 30, 2025 primarily due to an increase in loan interest income of $519,000.

Loan interest income increased by $519,000, or 19.8%, to $3.1 million for the three months ended September 30, 2026 as compared to $2.6 million for the three months ended September 30, 2025, due to an increase in the average yield on loans and an increase in the average balance of loans. The average yield on the loan portfolio increased by 50 basis points from 5.25% for the three months ended September 30, 2025 to 5.75% for the three months ended September 30, 2026. The average balance of the loan portfolio increased by $19.2 million, or 9.5%, to $221.1 million for the three months ended September 30, 2026 from $201.9 million for the three months ended September 30, 2025. The increase in the average yield on the loan portfolio was the result of higher interest rates on new loan originations. The increase in the average balance of the loan portfolio was primarily related to new loan growth (commercial and multi-family real estate loans).

Debt securities interest income decreased by $29,000, or 51.1%, to $28,000 for the three months ended September 30, 2026 from $57,000 for the three months ended September 30, 2025 due to a decrease in the average balance of debt securities of $1.3 million and a decrease in the average yield on the debt securities portfolio of 148 basis points to 2.57% for the three months ended September 30, 2026 from 4.05% for the three months ended September 30, 2025. The decrease in the average balance of debt securities continues to be related to securities calls and paydowns. The decrease in the average yield on the debt securities portfolio was due to a $1.0 million floating rate corporate bond that was called in October 2025 that had a coupon rate of 10.17% for the last three months prior to being called. It was purchased in May 2021.

Interest Expense. Interest expense increased $175,000, or 19.0%, to $1.1 million for the three months ended September 30, 2026 from $922,000 for the three months ended September 30, 2025, due to an increase of $184,000 in interest paid on deposits which was offset by a decrease in interest paid on FHLB borrowings of $9,000. Interest expense on deposits increased by $184,000, or 23.5%, to $966,000 for the three months ended September 30, 2026 from $782,000 for the three months ended September 30, 2025 due to an increase in the average balance of deposits and an increase in the average rate paid on deposits. The average balance of deposits increased by $17.0 million, or 10.7%, from $159.1 million for the three months ended September 30, 2025 to $176.1 million for the three months ended September 30, 2026 due to a $17.5 million increase in the average balance of certificates of deposit. The average rate paid on deposits increased by 24 basis points to 2.20% for the three months ended September 30, 2026 from 1.96% for the three months ended September 30, 2025 due to higher interest rates and a shift in customer funds from more liquid deposit products into fixed-rate certificates of deposit.

Interest paid on FHLB borrowings decreased $9,000, from $140,000 for the three months ended September 30, 2025 to $131,000 for the three months ended September 30, 2026. The decrease in interest paid on borrowings was due to the average balance of FHLB advances decreasing by $1.3 million to $13.7 million for the three months ended September 30, 2026 from $15.0 million for the three months ended September 30, 2025. This decrease was offset by a slight increase in the average rate paid on borrowings from 3.75% for the three months ended September 30, 2025 to 3.84% for the three months ended September 30, 2026.

Net Interest Income. Net interest income increased by $340,000, or 17.4%, to $2.3 million for the three months ended September 30, 2026 from $2.0 million for the three months ended September 30, 2025. Net interest rate spread increased by 17 basis points to 3.22% for the three months ended September 30, 2026 from 3.05% for the three months ended September 30, 2025, reflecting a 36 basis points increase in the average yield on interest-earning assets which was offset by a 19 basis points increase in the average interest rate paid on interest-bearing liabilities. The net interest margin increased to 3.72% for the three months ended September 30, 2026 from 3.49% for the three months ended September 30, 2025. The increase in the average yield on interest earning assets for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in the average yield of loans associated with an increase in the percentage of commercial and multi-family real estate loans comprising the total loan portfolio which generally carry higher interest rates than the other categories of loans. Also, the Company has been retaining higher rate mortgages in its one-to-four-family residential loan portfolio. Net interest-earning assets increased by $7.6 million, or 15.0%, to $58.2 million for the three months ended September 30, 2026 from $50.6 million for the three months ended September 30, 2025.

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

Based on our evaluation of the above factors, we recorded a provision for credit losses of $39,000 for the three months ended September 30, 2026 compared to a recovery of credit losses of $40,000 for the three months ended September 30, 2025. The increase in provision when comparing the two periods was primarily related to an increase in the loan portfolio for the three months ended September 30, 2026.

The allowance for credit losses was $1.8 million, or 0.80%, of loans outstanding at September 30, 2026 and $1.7 million, or 0.80%, of loans outstanding at September 30, 2025.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2026. In addition, the WDFI and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$27	$33	$(6)	(18.2)%
Mortgage banking	71	81	(10)	(12.3)%
Increase in cash surrender value of BOLI	74	70	4	5.7%
Other	16	6	10	166.7%
Total non-interest income	$188	$190	$(2)	(1.1)%

Non-interest income decreased by $2,000 to $188,000 for the three months ended September 30, 2026 from $190,000 for the three months ended September 30, 2025. Other income increased by $10,000 as a result of the Company leasing the top floor of its Brookfield branch to new tenants. The remaining changes in non-interest income were not significant.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,029	$898	$131	14.6%
Occupancy and equipment	218	216	2	0.9%
Data processing and office	99	99	—	—%
Professional fees	275	193	82	42.5%
Marketing expenses	16	22	(6)	(27.3)%
Foreclosed assets, net	16	16	—	—%
Other	219	191	28	14.7%
Total non-interest expenses	$1,872	$1,635	$237	14.5%

Non-interest expenses were $1.9 million for the three months ended September 30, 2026 and $1.6 million for the three months ended September 30, 2025. The increase in non-interest expenses was primarily related to an increase in salaries and employee benefits and professional fees. The salaries and employee benefits increase was related to increased stock compensation expense associated with new stock awards issued in connection with the adoption of the Company’s 2026 Plan and the hiring of additional personnel. The increase in professional fees was related to a consulting fee assessed during the current quarter as well as increased fees related to third party staffing support.

Provision for Income Taxes. Income tax expense was $116,000 for the three months ended September 30, 2026, an increase of $13,000, as compared to income tax expense of $103,000 for the three months ended September 30, 2025. The increase in income tax expense was primarily the result of an increase in income before provision for income taxes for the three months ended September 30, 2026. The effective tax rates were 20.4% and 18.8% for the three months ended September 30, 2026 and 2025, respectively.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30, 2026			At June 30, 2026
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Nonaccrual	Days	Days	or More	Nonaccrual
	Past Due	Past Due	Past Due	Balance	Past Due	Past Due	Past Due	Balance

(In thousands)
Real estate loans:
One- to- four-family residential	$33	$—	$—	$66	$270	$—	$—	$66
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$33	$—	$—	$66	$270	$—	$—	$66

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At September 30,	At June 30,
	2026	2026

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$66	$66
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	66	66
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	996	996
Commercial and industrial	—	—
Consumer	—	—
Total real estate owned	996	996
Total non-performing assets	$1,062	$1,062
Total non-performing loans to total loans	0.03%	0.03%
Total non-performing loans to total assets	0.03%	0.03%
Total non-performing assets to total assets	0.41%	0.41%

Non-performing assets include other real estate owned of $996,000 at September 30, 2026 and June 30, 2026. During the year ended June 30, 2023, the Company foreclosed on collateral supporting a construction loan which was valued at $2.3 million and was included in foreclosed assets (OREO), net. The valuation was based on independent appraisals subject to certain discounts less estimated costs to sell. A subsequent independent appraisal was obtained in April 2024 subject to certain discounts less estimated costs to sell. After adjusting for estimated costs to sell, the revised valuation was $1.4 million resulting in a provision for valuation allowance of $937,100 being recorded during the year ended June 30, 2024. An offer to sell the property for $1.1 million was accepted by the Company in August 2025 resulting in a provision for valuation allowance of $378,767 being recorded during the year ended June 30, 2025. The sale contract was terminated during the three months ended December 31, 2025 and the Company has relisted the property for $1.5 million. Non-performing loans at September 30, 2026 and June 30, 2026 consisted of one one-to four-family residential loan that was fully secured.

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

Set forth below is a schedule of classified loans as of September 30, 2026 and June 30, 2026.

	September 30,	June 30,
	2026	2026

(In thousands)
Classification of Loans:
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Total Classified Assets	$—	$—
Special Mention/Watch	$646	$648

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

The allowance for credit losses (“ACL”) at September 30, 2026 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Three Months Ended
	September 30,
	2026	2025

	(Dollars in thousands)
Allowance at beginning of period	$1,746	$1,708
Provision for (recovery of) credit losses	44	(40)
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial loans and industrial	—	—
Consumer	—	—
Total charge-offs	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	2	1
Total recoveries	2	1
Net (charge-offs) recoveries	2	1
Allowance at end of period	$1,792	$1,669
Allowance to non-performing loans	2,715.15%	2,528.79%
Allowance to total loans outstanding at the end of the period	0.80%	0.80%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

Net (charge-offs) recoveries to average loans outstanding during the period

Real estate loans:
One- to four-family residential	—%	—%
Multi-family	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

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

	At September 30, 2026			At June 30, 2026

		Percent of	Percent of Loans		Percent of	Percent of Loans
		Allowance to	In Category to Total		Allowance to	In Category to Total
	Amount	Total Allowance	Loans	Amount	Total Allowance	Loans

	(Dollars in thousands)
Commercial real estate	$421	23.5%	45.0%	$298	17.1%	43.7%
Commercial and industrial	6	0.3%	1.1%	44	2.5%	1.3%
Construction	—	—%	—%	—	—%	—%
One-to-four-family residential	1,094	61.1%	27.0%	1,172	67.1%	29.0%
Multi-family real estate	260	14.5%	25.4%	222	12.7%	24.6%
Consumer	11	0.6%	1.5%	10	0.6%	1.4%
Total	$1,792	100%	100%	$1,746	100.0%	100.0%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2026, we had a $91.4 million line of credit with the Federal Home Loan Bank of Chicago, which had $5.0 million in borrowings outstanding as of that date. The Bank also has $23.4 million available to borrow from the Federal Reserve Bank which is pledged by multi-family loans and an unsecured Federal Funds purchasing limit of $5.0 million with the Bank’s correspondent bank. There were no borrowings under these arrangements at September 30, 2026.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.8 million and $464,000 of cash provided by operating activities for the three months ended September 30, 2026 and 2025, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan origination, the purchase of securities, and the purchase of premises and equipment offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $4.1 million used in investing activities compared to $5.9 million used in investing activities for the three months ended September 30, 2026 and 2025, respectively. Net cash from financing activities, consisting of activity in deposit accounts and borrowings, was $3.9 million used in financing activities compared to $6.5 million being provided by financing activities for the three months ended September 30, 2026 and 2025, respectively.

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

At September 30, 2026, Marathon Bank was classified as “well capitalized” for regulatory capital purposes. See Note 10-Minimum Regulatory Capital Requirements in the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2026, we had outstanding commitments to originate loans of $5.1 million, and $209,000 outstanding commitments to sell loans. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2026 totaled $75.3 million, which include $10.8 million in brokered certificates of deposit. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize additional Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

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

Impact of Inflation and Changing Prices

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer , the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of September 30, 2026.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2027 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

As of September 30, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Set forth below is the share repurchase activity for the three months ended September 30, 2026.

				Approximate Number
			Total Number of Shares	of Shares That
			Repurchased as Part of	May Yet Be Purchased
	Total Number of Shares	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Repurchased	Per Share	Or Programs	Programs
July 1-31, 2026	2,740	$15.04	2,740	139,927
August 1-31,2026	476	$14.90	476	139,451
September 1-30, 2026	6,603	$15.22	6,603	132,848
				132,848
Total	9,819	$15.16	9,819	132,848

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

During the first fiscal quarter of 2027, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.       Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350-Certification of the Chief Financial Officer
101

The following materials from Marathon Bancorp, Inc. Form 10-Q for the three months ended September 30, 2026 and 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marathon Bancorp, Inc.

Date: November 10, 2026	By:	/s/ Nicholas W. Zillges
Nicholas W. Zillges
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Joy Selting-Buchberger
Joy Selting-Buchberger
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)